Form 10-Q
period 1996-03-31
DELTAPOINT INC
filed 1996-05-17
CIK 1003754

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB



           [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the transition period from ____________ to ___________.



                         Commission file number 0-27328



                              DELTAPOINT, INC.
             (Exact name of registrant as specified in its charter)



California                                                      77-0216760
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                      22 Lower Ragsdale, Monterey, CA  93940
                     (Address of principal executive offices)



                              408-648-4000

               (Registrant's telephone number, including area code)





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 1996: 2,215,243



     Traditional Small Business Disclosure Format (check one)  Yes    No  X
                                                                  ---    ---

                               DELTAPOINT, INC.

                                    INDEX

Part 1.   FINANCIAL INFORMATION                                                PAGE

          Item 1.   Financial Statements

          Condensed Balance Sheets
          March 31, 1996 (unaudited) and December 31, 1995                     3

          Condensed Statement of Income (unaudited)
          Three months ended March 31, 1996 and 1995                           4

          Condensed Statement of Cash Flows (unaudited)
          Three months ended March 31, 1996 and 1995                           5

          Notes to Condensed Financial Statements                              6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              7

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                          16


          Item 6.   Exhibits and Reports on Form 8-K                           16

Signatures                                                                     17

                                       2

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                              DELTAPOINT, INC.



                          CONDENSED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                  ASSETS
                                                              MARCH 31,          DEC. 31
                                                                1996               1995
                                                              ----------         --------
                                                              (UNAUDITED)
     Current assets:
       Cash and cash equivalents..............................$  4,224             $ 4,629
       Accounts receivable, net of allowance for doubtful
        accounts of $264 and $259.............................   1,179               1,225
       Inventories............................................     130                 182
       Prepaid expenses and other current assets..............     230                 194
                                                              --------             -------
               Total current assets...........................   5,763               6,230
     Property and equipment, net..............................     227                  49
     Purchased software, net..................................     428                 438
     Other assets.............................................      32                  47
                                                              --------             -------
                                                              $  6,450             $ 6,764
                                                              --------             -------
                                                              --------             -------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable.......................................$  1,021             $   665
       Accrued liabilities....................................   2,170               2,202
       Reserve for returns and exchanges......................     629                 398
       Current portion of capital lease obligations...........      54                  50
                                                              --------             -------
               Total current liabilities......................   3,874               3,315

     Commitments and contingencies

     Shareholders' equity :
       Preferred Stock, no par value, 4,000,000 shares
            authorized, none issued or outstanding............   ---                  ---
       Common stock, no par value, 25,000,000 shares
           authorized 2,215,243 and 2,025,243 shares were
           issued and outstanding.............................  13,098              12,267
       Accumulated deficit.................................... (10,522)             (8,818)
                                                              --------             -------
               Total shareholders' equity.....................   2,576               3,449
                                                              --------             -------
                                                              $  6,450             $ 6,764
                                                              --------             -------
                                                              --------             -------




  The accompanying notes are an integral part of these financial statements.

                              DELTAPOINT, INC.


                       CONDENSED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                              --------------------------
                                                                     1996       1995

     Net revenues...................................................$   760     $ 854
     Cost of revenues...............................................    338       349
                                                                    -------    ------
       Gross profit.................................................    422       505
                                                                    -------    ------
     Operating expenses:
       Sales and marketing..........................................    888       392
       Research and development.....................................    486       200
       General and administrative...................................    769       300
                                                                    -------    ------
                                                                      2,143       892
                                                                    -------    ------
     Loss from operations........................................... (1,721)     (387)
     Other income (expense).........................................     17       (24)
                                                                    -------    ------
     Net loss......................................................$(1,704)    $ (411)
                                                                    -------    ------
                                                                    -------    ------
     Net loss per share............................................$ (0.79)    $(0.41)
                                                                    -------    ------
                                                                    -------    ------
     Shares and share equivalents used in per share calculations.... 2,170      1,001
                                                                    -------    ------
                                                                    -------    ------


   The accompanying notes are an integral part of these financial statements.

                              DELTAPOINT, INC.


                      CONDENSED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS) (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                              --------------------------
                                                                     1996       1995
                                                                    -------     ------
     Cash flows from operating activities:
       Net loss.....................................................$(1,704)    $(411)
       Adjustments to reconcile net loss to net cash used
          in operating activities:
          Depreciation and amortization.............................     37        46
          Change in assets and liabilities:
            Accounts receivable.....................................     46      (131)
            Inventories.............................................     52        45
            Prepaid expenses and other current assets...............    (36)      (61)
            Accounts payable........................................    356      (547)
            Accrued liabilities.....................................    (32)      134
            Reserve for returns and exchanges.......................    231       151
            Deposits and other assets...............................     15         6
                                                                    -------     ------
               Net cash used in operating activities................ (1,035)     (768)
                                                                    -------     ------
     Cash flows from investing activities:
       Acquisition of property and equipment.......................    (205)      (13)
                                                                    -------     ------
                Net cash used in investing activities..............    (205)      (13)
                                                                    -------     ------
     Cash flows from financing activities:
       Proceeds from issuance of common stock and warrants, net....     831        --
       Proceeds/repayment of note payable..........................     --        822
       Repayment of capitalized lease obligations..................       4       (54)
                                                                    -------     ------
               Net cash provided by financing activities...........     835       768
                                                                    -------     ------
     Decrease in cash and cash equivalents.........................    (405)      (13)

     Cash and cash equivalents at beginning of year................   4,629        30
                                                                    -------     ------
     Cash and cash equivalents at end of year......................  $4,224     $  17
                                                                    -------     ------
                                                                    -------     ------


   The accompanying notes are an integral part of these financial statements.

                              DELTAPOINT, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 UNAUDITED


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:


     The Company designs, develops and markets visualization software products that are designed to facilitate the collection, interpretation and management of business and technical information across multiple computing environments such as desktop and client/server applications and the Internet's World Wide Web.

     The financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. The interim results are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES:


 CONTINGENCIES


     On March 21, 1995, Ameriquest/Kenfil Inc. ("Kenfil") filed a complaint in the Superior Court of the State of California before the county of Monterey naming the Company as defendant and alleging (i) breach of a distribution agreement between Kenfil and the Company and (ii) indebtedness to Kenfil for the sum of $233,000 together with interest thereon at the rate of 10% per annum. Kenfil was seeking damages, cost of suit and other relief. In April 1996 the Company entered into a settlement agreement with Kenfil for the sum of $50,000. Kenfil has filed a dismissal of the complaint with prejudice on April 26, 1996 with the Superior Court of California.

NOTE 3 - SHAREHOLDERS' EQUITY:

     COMMON STOCK:

     Common Stock as of March 31, 1996 reflects the January 1996 sale of 165,000 shares of common stock issued in the overallotment of the Company's initial public offering. Aggregate net proceeds to the Company were $831,000.

NOTE 4 - NET INCOME PER SHARE:

     Net income per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common stock equivalent shares, options and warrants issued by the Company during the 12-months period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. Due to the net loss for the period ended March 31, 1996, the common stock equivalents were excluded from the net income per share calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1995. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

     DeltaPoint was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. DeltaPoint commenced shipments of its initial product, DeltaGraph, at the end of 1989. In June 1995, the Company shipped the initial version of Drag 'n Draw for Windows. In November 1995, the Company acquired technology which is required to develop WebAnimator, a multimedia authoring tool for the Web which is expected to be released in the last half of 1996 at the earliest. In December 1995, the Company acquired technology to develop QuickSite, a Web site creation and management tool which was released in February 1996. Although the Company has historically derived substantially all of its revenues from visualization software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of its existing and anticipated Internet products.

     The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty and packaging agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a royalty paid upon signing the agreement, which allows the customer to license a specified number of copies of the Company's software and a smaller percentage of aggregate revenues in the form of packaging fees, which are paid upon the shipment of products over the life of the agreement.

     Software product sales are recognized upon shipment of the product, net of appropriate allowances for estimated returns. Revenues from software royalty and packaging agreements are recognized upon shipment of a master copy of the software product and packaging if no significant vendor obligations remain under the term of the license agreements and any amounts to be paid are nonrefundable. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company grants distributors and resellers certain rights of return, price protection and stock rotation rights on unsold merchandise. Accordingly, reserves for estimated future returns, exchanges and credits for price protection and stock rotation rights are accrued at the time of shipment. To date, a majority of the Company's revenue has come from sales of DeltaGraph.

     The Company's quarterly and annual net revenues have been affected historically by, among other factors, the timing of releases of new products and new versions of existing products. Historically, sales volumes of new products have increased in the first few months following introduction of a new product due to the purchase of initial inventory by distributors and resellers and the purchase of upgrades by existing users. Thereafter, net revenues have tended to decline and stabilize to a relatively constant level.
 Toward the end of a product or product version life cycle, revenues tend to decline significantly, and the Company may experience returns from distribution in anticipation of new products or product version.

     Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of shipment of a new product or localization of version release on any particular platform. Any delays in the scheduled release of any product or product version, or any failure to achieve market acceptance among new and upgrade customers, could have a material effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues for the three month period ended March 31, 1996 decreased by 11% to $760,000 from $854,000 for the corresponding period in the prior year. The decrease in revenue is primarily due to a new release of the Company's Windows version of DeltaGraph in the three month period ended March 31, 1995 and no corresponding release in the three month period ended March 31, 1996. In addition, the decrease in revenue was due to the refocus of the Company's business on the Internet market. For the three month period ended March 31, 1996, international revenue decreased to 13.0% of net revenues compared to 20.0% for the period ended March 31, 1995. The decrease in international revenues was due to fewer Japanese license agreements and the timing of new product introductions. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

     GROSS PROFIT. Gross profit for the three month period ended March 31, 1996 decreased as a percentage of net revenues to 55.5% from 59.1% for the corresponding period in the prior fiscal year. The Company's gross profit has varied from quarter to quarter as a result of changes in the mix of revenues derived from sales to the Company's Japanese distributor and other customers. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 1996 is partially attributable to a write-off of inventory due to the release of a new version of DeltaGraph for Macintosh. Additionally, the newly released QuickSite decreased gross margins. To the extent that the newly released QuickSite and the anticipated WebAnimator products increase in the future as a percentage of the Company's overall net revenues, the Company's gross profit as a percentage of revenues will be negatively affected as a result of similar royalties.

     SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended March 31, 1996 increased to $888,000 or 116.8% of net revenues compared to $392,000 or 45.9% of sales for the corresponding period in the prior year. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues was primarily due to an increase in the use of direct mail, telemarketing, consultants, and channel promotions used to promote DeltaGraph and QuickSite. The Company expects that sales and marketing expenses will increase in future quarters because the Company intends to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended March 31, 1996 increased to $486,000 or 63.9% of net revenues compared to $200,000 or 23.4% of sales for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase for the development of DeltaGraph, QuickSite and WebAnimator.. In addition, the Company retained several consultants to aid in the development process. The Company expects that research and development expenses will increase in future periods due to further development of the Company's planned new products, including ChartServer and WebAnimator, and the development of updated versions of the Company's existing products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended March 31, 1996 increased to $769,000 or 101.2% of sales compared to $300,00 or 35.1% of sales for the corresponding period in the prior year. The increase in general and administrative expenses in absolute dollars and as a percentage of net revenues was primarily attributable to a severance expense charge of $505,000 relating to the departure of the Company's former Chief Executive Officer. The Company expects that general and administrative expenses will increase in future periods to the extent that the Company expands its operations.

     PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended March 31, 1996 and 1995 due to net operating losses and the availability of net operating loss carryforwards. Due to certain changes in the Company's ownership, the net operating loss carryforwards available to offset against future income is limited to approximately $2,345,000 or $142,000 per year. If certain additional changes in the Company's ownership occur, the Company's use of net operating loss carryforwards may be subject to a lower annual limitation.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had a working capital balance of $1,889,000 and shareholders' equity of $2,576,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan and the private sale of debt securities. Since inception, the Company has received $13,095,000 in proceeds from private sales of preferred stock and from the Company's initial public offering and the related overallotment exercise of common stock in December 1995 and January 1996, respectively.

     The Company used net cash in operations of $1,035,000 in the three month period ended March 31, 1996 and $768,000 for the corresponding period of the prior year. Net cash used in 1996 consisted primarily of a net loss of $1,704,000 offset by an increase in accounts payable of $356,000 and the reserve returns of $231,000. Net cash used in 1995 consisted primarily of a net loss of $411,000 and a decrease in accounts payable of $547,000.

     Net cash provided by financing activities totalled $835,000 in the three month period ended March 31, 1996 and $768,000 for the corresponding period of the prior year. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the Company's overallotment from the initial public offering of common stock completed in 1995. Net cash from financing activities in 1995 consisted primarily of a note payable of $822,000.

     The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the three month period ended March 31, 1996 the Company's capital expenditures totaled approximately $205,000.

     The Company believes that its existing and available cash resources should be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all. In particular, although the Company has borrowed funds in the past, there can be no assurance that it can borrow funds in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     RECENT LOSSES; ACCUMULATED DEFICIT

     The Company incurred a net loss of $1,704,000 for the three month period ended March 31, 1996 and had an accumulated deficit of $10,522,000 as of March 31, 1996. There can be no assurance that the Company will not incur additional losses until it successfully develops or acquires new products or enhancements to existing products that generate significant revenues.

     The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week or weeks of the quarter.

     The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, the Company plans on continuing to make significant expenditures to enhance its sales and marketing and research and development activities. The Company may be unable to reduce these expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, there can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future.

     FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING

     The Company completed its initial public offering in December 1995 and the overallotment in January 1996. The net proceeds to the Company were $5,978,000. Although the Company expects such proceeds together with its existing capital to be adequate through 1996, there can be no assurance that such capital will be sufficient to satisfy the Company's operating requirements. The Company's actual capital needs, however, will depend upon numerous factors, including the progress of the Company's software development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operation.

     SUBSTANTIAL DEPENDENCE ON RECENT AND ANTICIPATED PRODUCT INTRODUCTIONS

     DeltaPoint has historically derived substantially all of its product revenues from licenses of DeltaGraph, its advanced charting and graphics software product. However, DeltaPoint's future revenue growth will depend substantially on the successful development, introduction and commercial acceptance of its new and planned products, including QuickSite, its web page creation and site management product, WebAnimator, its multimedia authoring tool for the World Wide Web, currently under development, Chart Server, its client-server enterprise wide charting software also currently under development and Drag 'n Draw. Although DeltaPoint has completed much of the development of Chart Server and WebAnimator, significant additional development and testing will be required before commercial introduction of either Chart Server or WebAnimator is possible. WebAnimator is not expected to be released until the second half of 1996 at the earliest and Chart Server is not expected to be shipped until late 1996 at the earliest. There can be no assurance that either Chart Server or WebAnimator can be successfully developed and introduced. Commercial acceptance of the Company's QuickSite and anticipated WebAnimator and Chart Server products will require the Company to establish additional distribution channels and sales and marketing methods, of which there can also be no assurance, because these anticipated products will be targeted to existing customers as well as to a significantly different potential end user population. In addition, the commercial acceptance of the Chart Server is substantially dependent on market acceptance of emerging inter-operability protocols such as object linking and embedding ("OLE") 2.0 and OpenDoc, which facilitate the seamless exchange and updating of information between software applications. There can be no assurance that the Company can successfully manage the introduction of QuickSite or of the Company's anticipated WebAnimator and Chart Server products, or if introduced, that any of its existing or anticipated products will achieve significant market acceptance. Failure of any of the Company's existing or anticipated products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operation.

     DEPENDENCE ON ANTICIPATED INTERNET PRODUCTS

     Although the Company has historically derived substantially all of its revenues from visualization software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of its anticipated Internet products. Sales of QuickSite, and WebAnimator, if introduced, will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet is at an early stage of development. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the Internet does not become a viable commercial marketplace, the commercial benefits derived from the Company's QuickSite product and anticipated WebAnimator product, if any, would be materially adversely effected. Moreover, the sale, marketing and distribution of the Company's anticipated Internet products may be significantly different than for the Company's existing products. Failure of the Company to successfully sell, market and distribute its anticipated Internet products, if successfully developed, would have a material adverse affect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH RETAIL DISTRIBUTION; SUBSTANTIAL CUSTOMER
     CONCENTRATION

     DeltaPoint sells its products to distributors for resale as well as directly to certain retailers, including computer superstores and mass merchandisers. Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant portion of DeltaPoint's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid, the Company's Japanese distributor, constituted approximately 38% , 35% and 6% of the Company's net revenues for the years ended December 31, 1994, 1995 and the three months ended March 31, 1996, respectively. Sales to Ingram constituted approximately 17% , 13% and 23% of the Company's net revenues for the years ended December 31, 1994, 1995 and the three months ended March 31, 1996, respectively. Any termination or significant disruption of DeltaPoint's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that DeltaPoint's existing distributors and retailers will continue to provide DeltaPoint's products with adequate levels of shelf space or promotional support. In addition, personal computer hardware and software companies have generally reported declines in gross margins and greater product returns as they have increased sales through the mass merchandise distribution channel. The Company expects that its margins will be similarly affected as it increases sales through this channel.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company's revenues from international operations accounted for approximately 42% , 40% and 13% of the Company's net revenues in 1994, 1995 and the three month period ended March 31, 1996, respectively, of which approximately 90%, 87% and 46% , respectively, were derived from sales in Japan. The Company expects that revenues from these international operations will continue to represent a large percentage of its net revenues. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions.

     DEPENDENCE ON NONEXCLUSIVE SOFTWARE LICENSE FOR DRAG 'N DRAW(TM)

     DeltaPoint publishes Drag 'n Draw under a three-year non-exclusive, royalty-bearing agreement licensed from a third party. Under the terms of the license, the Company currently does not have access to the source code for Drag 'n Draw, which may be obtained upon payment of a specified fee. Therefore, without paying such fee, the Company has no right to the technology underlying Drag 'n Draw and is dependent on the third party licenser to modify or customize Drag 'n Draw in a timely manner. The license agreement does not contain a non-compete clause and the licenser is therefore free to allow other third parties, including competitors of DeltaPoint, to publish a product similar to Drag 'n Draw. Termination of the license would, or the grant of a non-exclusive license to a third party on the same or more favorable terms as those granted to DeltaPoint could, have a material adverse effect on the Company's business, financial condition and results of operations.

     RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DELAYS; RISK OF PRODUCT DEFECTS

     The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends upon its ability on a timely basis to enhance its existing products, introduce new products that address the changing requirements of its customers and anticipate or respond to technological advances, emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or enhancements to existing products or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Software products such as those offered by the Company often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. The Company has in the past discovered software defects in its products that have adversely affected its business and operating results. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner or if new versions of existing products contain unacceptable levels of product defects or do not achieve a significant degree of market acceptance, or any of the above situations occur there could be a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION

     The visualization software market is highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft, Software Publishing Corporation, Lotus, Corel Corporation, and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel Corporation, Visio and Micrografx Incorporated. In the Internet add-in market, the Company expects to encounter competition primarily from Netscape Communications Corporation, Microsoft, Adobe Systems Incorporated, Macromedia, Inc. and Quarterdeck, Inc. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operation. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

     RELIANCE ON MICROSOFT

     Microsoft Windows has gained widespread market acceptance as the dominant computer operating system. Accordingly, the Company has developed and/or is developing advanced charting and structured drawing and diagramming software products that function in the Microsoft Windows, Windows '95 or Windows NT environments, and anticipates future products will also be designed for use in these Microsoft environments. Because the Company expects that its Microsoft-based applications will account for a significant portion of new license revenue for the foreseeable future, sales of the Company's new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows '95 and Windows NT. The Company's ability to develop products using the Microsoft Windows, Windows '95 and NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system, product line or strategy, or the decision by Microsoft to develop and market products that directly or indirectly compete with the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations

     DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

     The Company's success depends to a significant extent upon the contributions of several key personnel, some of whom were only recently hired by the Company. The failure to attract and retain key personnel could have a material adverse affect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH MANAGING GROWTH

     In recent years, the growth of the Company's customer base and expansion of its product line has challenged, and is expected to continue to challenge, the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. Although the Company believes that its systems and controls are adequate for its current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON SOLE PRODUCT ASSEMBLER

     All of the Company's software products are currently assembled by a related third party assembler that beneficially owns approximately 2.2% of the Company's Common Stock as of March 31, 1996. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

     RISKS ASSOCIATED WITH PRODUCT RETURNS; PRICE PROTECTION

     Consistent with industry practice, the Company allows distributors, retailers and end users to return products for credits towards the purchase of additional products. In addition, DeltaPoint's promotional activities, including free trial and satisfaction guaranteed offers, and competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the Company expects that the rate of product returns could increase to the extent that the Company introduces new versions of its existing products. For example, product returns may increase above historical levels as a result of new product introductions. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. Although the Company provides allowances for anticipated returns, exchanges and price protection obligations, and believes its existing policies have resulted in the establishment of allowances that are adequate and have been adequate in the past, there can be no assurance that such product returns and price protection obligations will not exceed such allowances in the future and as a result will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition.

     LIMITED INTELLECTUAL PROPERTY PROTECTION; TRADEMARK DISPUTE

     The Company's ability to compete effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are included in products shipped by the Company and are not signed by licensees, therefore they may be unenforceable under the laws of certain jurisdictions. In addition, some aspects of the Company's products are not subject to intellectual property protection.

     The Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees will provide adequate protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

     Since July 1995, the Company received correspondence from Visio contesting the Company's right to use the product name Drag 'n Draw and asserting that it is confusingly similar to a registered trademark owned by Visio. Although the Company believes that this assertion lacks merit, there can be no assurance that the ultimate resolution of the matter will not have a material adverse impact on the Company's business, financial condition or results of operations. Although the Company is not currently engaged in any intellectual property litigation or proceedings regarding this matter or any other similar matters, there can be no assurance that the Company will not become involved in such proceedings. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to obtain licenses to patents or proprietary rights of others, and there can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

     VOLATILITY OF STOCK PRICE; POSSIBLE ILLIQUIDITY OF TRADING MARKET

     The Company's stock price has exhibited volatility since the Company's initial public offering in December 1995. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the data and process visualization software industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to operating performance.

     The shares of Common Stock are quoted on the Nasdaq SmallCap Market which may be a significantly less liquid market than the Nasdaq National Market. Moreover, if the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq Small Cap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, they would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq SmallCap Market, such rules may further limit the market liquidity of the Common Stock and Warrants and the ability of shareholders to sell such securities in secondary market.

     The Company has not previously paid any dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On March 21, 1995, Ameriquest/Kenfil Inc. ("Kenfil") filed a complaint in the Superior Court of the State of California before the county of Monterey naming the Company as defendant and alleging (i) breach of a distribution agreement between Kenfil and the Company (ii) and indebtedness to Kenfil for the sum of $233,000 together with interest thereon at the rate of 10% per annum. Kenfil is seeking damages, cost of suit and other relief. In April 1996, the Company entered into a settlement agreement with Kenfil for the sum of $50,000. A dismissal of the complaint was filed with the Superior Court of the of California.

     With the exception of the foregoing, there are no other material pending legal proceedings against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Exhibits.

              Exhibit Number        Exhibit Description
              --------------        -------------------
                  10.1              Separation Agreement and Release between
                                    Registrant and Raymond R. Kingman, Jr.
                                    dated April 5, 1996

                  10.2 Offer Letter dated March 29, 1996 between Registrant and John J. Ambrose


         (b) Reports on Form 8-K. No reports of Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DELTAPOINT, INC.



                                       By: /s/ DONALD B. WITMER
                                          ---------------------------------
                                             Donald B. Witmer
                                             Chief Operating Officer and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

Date:  May 14, 1996

                              INDEX TO EXHIBITS

Exhibit
Number                                 Exhibits
- -------                                --------

10.1 Separation Agreement and Release between Registrant and Raymond R. Kingman, Jr. Dated April 5, 1996

10.2     Offer Letter dated March 29, 1996 between Registrant and John J.
         Ambrose