Form 10QSB
period 1996-06-30
DELTAPOINT INC
filed 1996-08-14
CIK 1003754

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [  X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 1996: 2,222,243

    Traditional Small Business Disclosure Format (check one)  Yes    No X
                                                                  ---   ---

                                   DELTAPOINT, INC.

                                        INDEX

                                                                           Page

                                                                            ----
Part 1.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheets
                 June 30, 1996 (unaudited) and December 31, 1995             3

                 Condensed Statements of Operations (unaudited)
                 Three months and six months ended June 30, 1996 and 1995    4

                 Condensed Statements of Cash Flows (unaudited)
                 Six months ended June 30, 1996 and 1995                     5

                 Notes to Condensed Financial Statements                     6

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   7

Part II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                           17

     Item 4.     Submission of Matters to a Vote of Security Holders         17

     Item 6.     Exhibits and Reports on Form 8-K                            17

Signature                                                                    18

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                                   DELTAPOINT, INC.

                               CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                        JUNE 30,      DEC. 31,
                                                          1996          1995
                                                        --------       -------
                            ASSETS                    (UNAUDITED)

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .  $ 2,802       $ 4,629
  Accounts receivable, net of allowance for doubtful
   accounts of $125 and $259 . . . . . . . . . . . . .      889         1,225
  Inventories  . . . . . . . . . . . . . . . . . . . .      117           182
  Prepaid expenses and other current assets. . . . . .      195           194
                                                        --------       -------
          Total current assets . . . . . . . . . . . .    4,003         6,230
Property and equipment, net. . . . . . . . . . . . . .      259            49
Purchased software, net  . . . . . . . . . . . . . . .      398           438
Other assets . . . . . . . . . . . . . . . . . . . . .       29            47
                                                        --------       -------
                                                         $4,689        $6,764
                                                        --------       -------
                                                        --------       -------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .  $ 1,075       $   665
  Accrued liabilities  . . . . . . . . . . . . . . . .    1,919         2,202
  Reserve for returns and exchanges. . . . . . . . . .      240           398
  Current portion of capital lease obligations . . . .        5            50
                                                        --------       -------
             Total current liabilities . . . . . . . .    3,239         3,315

Commitments and contingencies

Shareholders' equity :
  Preferred stock, no par value, 4,000,000 shares
       authorized, none issued or outstanding. . . . .      ---           ---
  Common stock, no par value, 25,000,000 shares
      authorized 2,222,243 and 2,025,243 shares
      issued and outstanding . . . . . . . . . . . . .   13,057        12,267
  Accumulated deficit. . . . . . . . . . . . . . . . .  (11,607)       (8,818)
                                                        --------       -------
          Total shareholders' equity . . . . . . . . .    1,450         3,449
                                                        --------       -------
                                                       $  4,689       $ 6,764
                                                        --------       -------
                                                        --------       -------


                  The accompanying notes are an integral part of these
                            condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)



                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                   ---------------------------------------------
                                                                       1996        1995        1996        1995
                                                                   ---------    --------   ---------   ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,133     $ 1,407    $  1,893    $  2,261
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . .        283         365         621         714
                                                                   ---------    --------   ---------   ---------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .        850       1,042       1,272       1,547
                                                                   ---------    --------   ---------   ---------
Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . .      1,163         367       2,051         759
  Research and development . . . . . . . . . . . . . . . . . . .        602         189       1,088         389
  General and administrative . . . . . . . . . . . . . . . . . .        192         288         961         588
                                                                   ---------    --------   ---------   --------
                                                                      1,957         844       4,100       1,736
                                                                   ---------    --------   ---------   ---------
Income (loss) from operations. . . . . . . . . . . . . . . . . .     (1,107)        198      (2,828)       (189)
Other income (expense) . . . . . . . . . . . . . . . . . . . . .         22         (37)         39         (61)
                                                                   ---------    --------   ---------   ---------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . .   $ (1,085)    $   161    $ (2,789)  $    (250)
                                                                   ---------    --------   ---------   ---------
                                                                   ---------    --------   ---------   ---------
Net income (loss) per share  . . . . . . . . . . . . . . . . . .   $  (0.49)    $  0.16    $  (1.27)  $   (0.25)
                                                                   ---------    --------   ---------   ---------
                                                                   ---------    --------   ---------   ---------

Shares and share equivalents used in per share calculations. . .      2,217       1,001       2,193       1,001
                                                                   ---------    --------   ---------   ---------
                                                                   ---------    --------   ---------   ---------



                  The accompanying notes are an integral part of these
                            condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)
                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               1996      1995
                                                             --------   --------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $(2,789)   $(250)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization . . . . . . . . . . . .       102       77
     Change in assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . .       336     (440)
       Inventories . . . . . . . . . . . . . . . . . . . .        65       35
       Prepaid expenses and other current assets . . . . .        (1)     (89)
       Accounts payable. . . . . . . . . . . . . . . . . .       410     (627)
       Accrued liabilities . . . . . . . . . . . . . . . .      (283)     228
       Reserve for returns and exchanges . . . . . . . . .      (158)     151
       Deposits and other assets . . . . . . . . . . . . .        18        6
                                                             --------   --------
          Net cash used in operating activities. . . . . .    (2,300)    (909)
                                                             --------   --------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . .      (272)     (16)
                                                             --------   --------
           Net cash used in investing activities . . . . .      (272)     (16)
                                                             --------   --------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net . . . . .        --    1,050
  Proceeds from issuance of common stock and warrants, net       790        6
  Proceeds from line of credit . . . . . . . . . . . . . .        --      269
  Repayment of note payable. . . . . . . . . . . . . . . .        --     (299)
  Repayment of capitalized lease obligations . . . . . . .       (45)     (99)
                                                             --------   --------
          Net cash provided by financing activities. . . .       745      927
                                                             --------   --------

Increase (decrease) in cash and cash equivalents . . . . .    (1,827)       2

Cash and cash equivalents at beginning of year . . . . . .     4,629       30
                                                             --------   --------
Cash and cash equivalents at end of period . . . . . . . .   $ 2,802    $  32
                                                             --------   --------
                                                             --------   --------



                  The accompanying notes are an integral part of these
                            condensed financial statements.

                                   DELTAPOINT, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      UNAUDITED

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

  Founded in 1989, DeltaPoint, Inc., has headquarters in Monterey, California. DeltaPoint, Inc. is committed to providing customers with easy-to-use, streamlined Internet, multimedia and desktop visualization software products. An innovator in World Wide Web technologies and graphics tools, DeltaPoint provides software that bridges the gap between Internet technologies and the mass market. DeltaPoint develops and markets products for creation and management of World Wide Web sites.

  The condensed financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. The interim results are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES:

 CONTINGENCIES

  On March 21, 1995, Ameriquest/Kenfil Inc. ("Kenfil") filed a complaint in the Superior Court of the State of California before the county of Monterey naming the Company as defendant and alleging (i) breach of a distribution agreement between Kenfil and the Company and (ii) indebtedness to Kenfil for the sum of $233,000 together with interest thereon at the rate of 10% per annum. Kenfil was seeking damages, cost of suit and other relief. In April 1996 the Company entered into a settlement agreement with Kenfil whereby the Company paid Kenfil $50,000. Kenfil has filed a dismissal of the complaint with prejudice on April 26, 1996 with the Superior Court of California.

NOTE 3 - SHAREHOLDERS' EQUITY:

 COMMON STOCK

  Common stock as of June 30, 1996 reflects the January 1996 sale of 165,000 shares of common stock issued in the overallotment of the Company's initial public offering and the exercise of 7,000 stock options from the 1995 Stock Option Plan. Aggregate net proceeds to the Company were $867,000. In addition the Company incurred expenses of approximately $77,000 related to the registration of common stock and common stock warrants as contemplated in the Company's Series E Preferred Stock Offering. Such costs were netted against common stock.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

  Net income (loss) per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Requirements, common and common stock equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. Due to the net loss for the quarter and six month period ended June 30, 1996, the common stock equivalents were excluded from the net loss per share calculation.

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

OVERVIEW

  DeltaPoint was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. DeltaPoint commenced shipments of its initial product, DeltaGraph, at the end of 1989. In December 1995, the Company acquired technology to develop QuickSite, a Web site creation
and management tool which was released in February 1996.   In November 1995, the
Company acquired technology which was required to develop WebAnimator, a multimedia authoring tool for the Web which was released in July, 1996. The Company plans to incur additional expenditures to develop Internet products that incorporate these acquired technology over the next several quarters. Although the Company has historically derived substantially all of its revenues from visualization software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of its newly released and anticipated Internet products, as is reflected in the quarter ended June 30, 1996.

  Software product sales are recognized upon shipment of the product, net of appropriate allowances for estimated returns. Revenues from software royalty and packaging agreements are recognized upon shipment of a master copy of the software product and packaging if no significant vendor obligations remain under the terms of the license agreements and any amounts to be paid are nonrefundable. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company grants distributors and resellers certain rights of return, price protection and stock rotation rights on unsold merchandise. Accordingly, reserves for estimated future returns, exchanges and credits for price protection and stock rotation rights are accrued at the time of shipment.

  The Company's gross profit has historically fluctuated from quarter to quarter based on the mix of revenues derived from software product sales. The Company's gross profit has also fluctuated based on the mix of product revenues derived from sales of the Company's higher-margin DeltaGraph product and sales of lower-margin graphics utilities and Internet products where the Company must pay royalties to third parties. The Company believes that these factors will impact its gross profit for the foreseeable future.


  The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including demand for the Company's products, the mix of revenues from product sales and royalty and packaging fees, the level of product and price competition, the Company's success in expanding its direct sales efforts for its visualization software products and indirect distribution channels for its new or anticipated Internet products. The ability to achieve revenue growth and profitability in the future will be significantly dependent on the timely introduction and market acceptance of products the Company has recently introduced or is developing and the ability of the Company to successfully develop products for new and existing markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------

  NET REVENUES. Net revenues for the three month period ended June 30, 1996 decreased by 19.5% to $1,133,000 from $1,407,000 for the corresponding period in the prior year but increased by 49.1% from $760,000 for the three month period ended March 31, 1996. The decrease in revenue for the corresponding period in the prior year is primarily due to a new release of the Company's Japanese version of DeltaGraph in the three month period ended June 30, 1995 and no corresponding release of a Japanese version of DeltaGraph in the three month period ended June 30, 1996. In addition, the decrease in revenue was due to the refocus of the Company's business on the Internet market. For the three month period ended June 30, 1996, international revenue decreased to 16.0% of net revenues compared to 54.3% for the period ended June 30, 1995. The decrease in international revenues was due to the above mentioned release of the Company's Japanese version of DeltaGraph.

  The increase in revenues from the first quarter to the second quarter of 1996 primarily reflects increased sales of the Company's QuickSite Web management and creation tool which was released in the first quarter of 1996. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

  GROSS PROFIT. Gross profit for the three month period ended June 30, 1996 increased as a percentage of net revenues to 75.0% from 74.1% for the corresponding period in the prior fiscal year and from 55.5% in the first quarter of 1996. The increase in gross profit from the first three months of 1996 to the second three months of 1996 was due primarily to a write-off of inventory in the first three months of 1996 due to the release of a new version of DeltaGraph for Macintosh. The Company's gross profit has varied from quarter to quarter as a result of changes in customer and product mix, inventory write-offs due to new product releases, third party royalty obligations for the Company's recently released Internet products and packaging revenues to the Company's Japanese distributor.

  SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and the cost of promotional activities. Sales and marketing expenses for the three month period ended June 30, 1996 increased to $1,163,000 or 102.6% of net revenues compared to $367,000 or 26.1% of net revenues for the corresponding period in the prior year and 116.8% of net revenues in the first quarter of 1996. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues from the second quarter of 1995 to the second quarter of 1996 was primarily due to additional headcount and to an increase in the use of direct mail, telemarketing, consultants, print advertising, tradeshows and channel promotions used to promote QuickSite, WebAnimator and DeltaGraph. The Company expects that sales and marketing expenses will increase in future periods because the Company intends to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

  RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended June 30, 1996 increased to $602,000 or 53.1% of net revenues compared to $189,000 or 13.4% of net revenues for the corresponding period in the prior year and $486,000 or 63.9% of net revenues for the first quarter of 1996. The increase in research and development expenses from the second quarter of 1995 to the second quarter of 1996 was primarily due to a staffing increase for the development of QuickSite, WebAnimator and DeltaGraph. In addition, the Company retained several consultants to aid in the development process. The Company expects that research and development expenses will increase in future periods due to further development including the development of updated and cross platform versions of the Company's existing products.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended June 30, 1996 decreased to $192,000 or 16.9% of net revenues compared to $288,000 or 20.5% of net revenues for the corresponding period in the prior year and $769,000 or 101.2% of net revenues for the first quarter of 1996. The decrease in general and administrative expenses in absolute dollars and as a percentage of net revenues from the second quarter of 1995 to the second quarter of 1996 was primarily attributable to a bad debt write-off during the three month period ended June 30, 1995 and no corresponding charge in the three month period ended June 30, 1996. The Company expects that general and administrative expenses will increase in future periods to the extent that the Company expands its operations.

  PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended June 30, 1996 and 1995 due to net operating losses and the availability of net operating loss carryforwards.

  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
  ---------------------------------------

  NET REVENUES. Net revenues for the six month period ended June 30, 1996 decreased by 16.3% to $1,893,000 from $2,261,000 for the corresponding period in the prior year. The decrease in revenue is primarily due to a new release of the Company's Windows version of DeltaGraph for the U.S. and Japan in the six month period ended June 30, 1995 and no corresponding releases of DeltaGraph for Windows for the U.S. and Japan in the six month period ended June 30, 1996. In addition, the decrease in revenue was due to the refocus of the Company's business to the Internet market. For the six month period ended June 30, 1996, international revenue decreased to 14.8% of net revenues compared to 42.5% for the period ended June 30, 1995. The decrease in international revenue was due to fewer Japanese license agreements and the timing of new product introductions including DeltaGraph. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

  GROSS PROFIT. Gross profit for the six month period ended June 30, 1996 decreased as a percentage of net revenues to 67.2% from 68.4% for the corresponding period in the prior fiscal year. The Company's gross profit has varied from quarter to quarter as a result of changes in customer and product mix, inventory write-offs due to new product releases, third party royalty obligations for the Company's recently released Internet products and packaging revenues to the Company's Japanese distributor. To the extent that the newly released QuickSite and WebAnimator products increase in the future as a percentage of the Company's overall net revenues and to the extent that the Company continues to release updated versions of the existing product line, the Company's gross profit as a percentage of revenues will continue to vary.

  SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities and tradeshows. Sales and marketing expenses for the six month period ended June 30, 1996 increased to $2,051,000 or 108.3% of net revenues compared to $759,000 or 33.6% of net revenues for the corresponding period in the prior year. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues was primarily due to an increase in headcount and an increase in the use of direct mail, telemarketing, consultants, print advertising, tradeshows and channel promotions used to promote QuickSite, WebAnimator and DeltaGraph. The Company expects that sales and marketing expenses will increase in future periods because the Company intends to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

  RESEARCH AND DEVELOPMENT. Research and development expenses for the six month period ended June 30, 1996 increased to $1,088,000 or 57.5% of net revenues compared to $389,000 or 17.2% of net revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase for the development of QuickSite, WebAnimator and DeltaGraph. In addition, the Company retained several consultants to aid in the development process. The Company expects that research and development expenses will increase in future periods due to further development including the development of updated and cross platform versions of the Company's existing products.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six month period ended June 30, 1996 increased to $961,000 or 50.8% of net revenues compared to $588,000 or 26.0% of net revenues for the corresponding period in the prior year. The increase in general and administrative expenses was primarily attributable to a severance charge of $505,000 relating to the departure of the Company's former Chief Executive Officer. The Company expects that general and administrative expenses will increase in future periods to the extent that the Company expands its operations.

  PROVISION FOR INCOME TAXES. There was no provision for taxes during the six month periods ended June 30, 1996 and 1995 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1996, the Company had a working capital balance of $764,000 and shareholders' equity of $1,450,000, compared to a working capital balance of $2,915,000 and shareholders' equity of $3,449,000 as of December 31, 1995. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan and the private sale of debt securities. Since inception, the Company has received approximately $13 million in proceeds from private sales of preferred stock and from the Company's initial public offering and the related overallotment exercise of common stock in December 1995 and January 1996, respectively.

  The Company used net cash in operations of $2,300,000 in the six month period ended June 30, 1996 compared to net cash of $909,000 used in the six month period ended June 30, 1995. Net cash used in the six month period ended June 30, 1996 consisted primarily of a net loss of $2,789,000, a decrease in accrued liabilities of $283,000 and a decrease in reserve for returns and exchanges as of $158,000 offset by an increase in accounts payable of $410,000, a decrease in accounts receivable of $336,000 and a decrease in inventories of $65,000.

     Net cash provided by financing activities totaled $745,000 in the six month period ended June 30, 1996 compared to $927,000 for the six month period ended June 30, 1995. Net cash from financing activities in the six month period ended June 30, 1996 consisted primarily of $831,000 in net proceeds from the Company's overallotment from the initial public offering of common stock completed in 1995 and $36,000 in net proceeds from the exercise of stock options. In addition the Company incurred expenses of approximately $77,000 related to the registration of common stock and common stock warrants as contemplated in the Company's Series E Preferred Stock Offering. Such costs were netted against common stock. The Company also repaid capital lease obligations of $45,000.

  The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the six month period ended June 30, 1996 the Company's capital expenditures totaled approximately $272,000.

  The Company believes that its existing and available cash resources should be sufficient to meet its cash requirements through 1996. Although operating activities may provide cash in certain periods, the

Company expects to continue to incur losses for at least the next two quarters. In addition, to the extent the Company grows in the future, its operating and investing activities may use cash. Consequently, such losses or growth are expected to require the Company to obtain additional sources of financing.
The Company's actual capital needs, however, will depend on numerous factors, including marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.
In particular, although the Company has borrowed funds in the past, there can be no assurance that it can borrow funds in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     RECENT LOSSES; ACCUMULATED DEFICIT

  The Company incurred a net loss of $2,789,000 for the six month period ended June 30, 1996 and had an accumulated deficit of $11,607,000 as of June 30, 1996. The Company expects to incur losses over at least the next two quarters, and there can be no assurance that the Company will not incur additional losses beyond such period until it successfully develops or acquires new products or enhancements to existing products that generate significant revenues.

  The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects this trend to continue. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, revenues derived from product sales and license fees, the existence of terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week or weeks of the quarter.

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

     SUBSTANTIAL DEPENDENCE ON RECENT AND ANTICIPATED PRODUCT INTRODUCTIONS

  Prior to the quarter ended June 30, 1996, DeltaPoint has historically derived substantially all of its product revenues from licenses of DeltaGraph, its advanced charting and graphics software product. However, DeltaPoint's future revenue growth will depend substantially on the success of its recently introduced and planned products, including QuickSite, its web page creation and site management product introduced in February 1996; and WebAnimator, its multimedia authoring tool for the Web introduced in July 1996. Commercial acceptance of the Company's QuickSite and WebAnimator products will require the Company to establish additional distribution channels and sales and marketing methods, of which there can also be no assurance, because these anticipated products will be targeted to existing customers as well as to a significantly different potential end user population. There can be no assurance that the Company can successfully manage the introduction of QuickSite or WebAnimator, or that any of its existing or anticipated products will achieve significant market acceptance. Failure of any of the Company's existing or anticipated products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operation.

     DEPENDENCE ON ANTICIPATED INTERNET PRODUCTS

  Although the Company has historically derived substantially all of its revenues from visualization software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of its anticipated Internet products. Sales of QuickSite and WebAnimator will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet is at an early stage of development. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the Internet does not become a viable commercial marketplace, the commercial benefits derived from the Company's QuickSite and WebAnimator products, if any, would be materially adversely affected. Moreover, the sale, marketing and distribution of the Company's recently introduced Internet products may be significantly different than for the Company's existing products. Failure of the Company to successfully sell, market and distribute its recently introduced Internet products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH RETAIL DISTRIBUTION; SUBSTANTIAL CUSTOMER
     CONCENTRATION

  DeltaPoint sells its products to distributors for resale as well as directly to certain retailers, including computer superstores and mass merchandisers. Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant portion of DeltaPoint's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid, the Company's Japanese distributor, constituted approximately 38%, 35% and 8% of the Company's net revenues for the years ended December 31, 1994, 1995 and the six months ended June 30, 1996, respectively. Sales to a U.S. distributor constituted approximately 17%, 13% and 18% of the Company's net revenues for the years ended December 31, 1994, 1995 and the six months ended June 30, 1996, respectively. Any termination or significant disruption of DeltaPoint's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that DeltaPoint's existing distributors and retailers will continue to provide DeltaPoint's products with adequate levels of shelf space or promotional support. In addition, personal computer hardware and software companies have generally reported declines in gross margins and greater product returns as they have increased sales through the mass merchandise distribution channel. The Company expects that its margins will be similarly affected as it increases sales through this channel.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  The Company's revenues from international operations accounted for approximately 42% , 40% and 15% of the Company's net revenues in 1994, 1995 and the six month period ended June 30, 1996, respectively, of which approximately 90%, 87% and 52% , respectively, were derived from sales in Japan. The Company expects that revenues from these international operations will continue to represent a large percentage of its net revenues. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions.

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

     COMPETITION

  The Company competes on the basis of certain factors, including product quality, first-to-market product capabilities, product performance, ease of use, customer support and price. The Company believes it currently competes favorably overall with respect to these factors. However, the markets in which the Company competes are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft, Software Publishing Corporation, Lotus, Corel, and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel, Visio and Micrografx Incorporated. In the Internet add-in market, the Company anticipates competition primarily from Netscape Communications Corporation, Macromedia, Inc., Adobe Systems Incorporated, Microsoft and Quarterdeck, Inc. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure, and an inability to do so would adversely affect the Company's business, financial condition and results of operations. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

     RELIANCE ON MICROSOFT

  Microsoft Windows has gained widespread market acceptance as the dominant computer operating system. Accordingly, the Company has developed and/or is developing advanced charting and structured drawing and diagramming software products that function in the Microsoft Windows, Windows '95 or Windows NT environments and anticipates future products will also be designed for use in these Microsoft environments. Because the Company expects that its Microsoft-based applications will account for a significant portion of new license revenue for the foreseeable future, sales of the Company's new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows '95 and Windows NT. The Company's ability to develop products using the Microsoft Windows, Windows '95 and NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system, product line or strategy, or the decision by Microsoft to develop and market products that directly or indirectly compete with the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RELIANCE ON SOLE PRODUCT ASSEMBLER

  All of the Company's software products are currently assembled by a related third party assembler that beneficially owns approximately 1.7% of the Company's common stock as of August 7, 1996. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

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

  Since July 1995, the Company has received correspondence from Visio contesting the Company's right to use the product name Drag 'n Draw and asserting that it is confusingly similar to a registered trademark owned by Visio. Although the Company believes that this assertion lacks merit, there can be no assurance that the ultimate resolution of the matter will not have a material adverse impact on the Company's business, financial condition or results of operations. Although the Company is not currently engaged in any intellectual property litigation or proceedings regarding this matter or any other similar matters, there can be no assurance that the Company will not become involved in such proceedings. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to obtain licenses to patents or proprietary rights of others, and there can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

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

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

  On March 21, 1995, Ameriquest/Kenfil Inc. ("Kenfil") filed a complaint in the Superior Court of the State of California before the county of Monterey naming the Company as defendant and alleging (i) breach of a distribution agreement between Kenfil and the Company (ii) and indebtedness to Kenfil for the sum of $233,000 together with interest thereon at the rate of 10% per annum. Kenfil is seeking damages, cost of suit and other relief. In April 1996, the Company entered into a settlement agreement with Kenfil whereby the Company paid $50,000. A dismissal of the complaint was filed with the Superior Court of the state of California on April 26, 1996.

  With the exception of the foregoing, there are no other material pending legal proceedings against the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 14, 1996, the following individuals were elected to the Board of Directors:

                                             Votes For      Votes Withheld
                                             ---------      --------------
                    John A. Ambrose          1,839,350           19,360
                    Donald B.Witmer          1,839,350           19,360
                    William G. Pryor         1,787,558           71,152
                    John Hummer              1,839,350           19,360
                    Christopher Schember     1,839,350           19,360

The following proposals were approved at the Company's Annual Meeting:

                                      Affirmative  Negative    Votes     Broker
                                         Votes       Votes   Withheld  Non-Votes
                                      -----------  --------  --------  ---------
1.  Amendment to the 1995 Stock Option
     Plan, increasing the reserved
    shares by 200,000.                  971,033     33,130    4,300    850,277

1.   Ratify the appointment of Price
       Waterhouse LLP as independent
       auditors for the fiscal year
       ended December 31, 1996.       1,850,510      5,900    2,300       --



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  List of Exhibits

          27-1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended
          June 30, 1996

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DELTAPOINT, INC.


                                   By:        /s/DONALD B.WITMER
                                             --------------------
                                             Donald B. Witmer
                                             Chief Operating Officer and
                                             Chief Financial Officer and
                                             (Principal Accounting Officer)




Date:  August 14, 1996