Form 10QSB
period 1996-09-30
DELTAPOINT INC
filed 1996-11-04
CIK 1003754

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [  X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 25, 1996: 2,268,743

    Traditional Small Business Disclosure Format (check one)  Yes      No  X
                                                                  ---     ---

                                   DELTAPOINT, INC.

                                        INDEX


                                                                          PAGE

Part 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Balance Sheets
                   September 30, 1996 (unaudited) and December 31, 1995     3

                   Condensed Statements of Operations (unaudited)
                   Three months and nine months ended September 30, 1996
                   and 1995                                                 4

                   Condensed Statements of Cash Flows (unaudited)
                   Nine months ended September 30, 1996 and 1995            5

                   Notes to Condensed Financial Statements                  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        17

         Item 6.   Exhibits and Reports on Form 8-K                         17

Signature                                                                   18

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS
                                   DELTAPOINT, INC.

                               CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                 SEPT. 30,      DEC. 31,
                                                   1996           1995
                                                 ---------      --------
                                                (UNAUDITED)

                                        ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .   $ 1,532     $ 4,629
  Accounts receivable, net of allowance for doubtful
   accounts of $155 and $259 . . . . . . . . . . .     1,815       1,225
  Inventories  . . . . . . . . . . . . . . . . . .       139         182
  Prepaid expenses and other current assets. . . .       230         194
                                                     -------     -------
       Total current assets. . . . . . . . . . . .     3,716       6,230
Property and equipment, net. . . . . . . . . . . .       266          49
Purchased software, net  . . . . . . . . . . . . .       350         438
Other assets . . . . . . . . . . . . . . . . . . .        34          47
                                                     -------     -------
                                                      $ 4,366    $ 6,764
                                                      -------    -------
                                                      -------    -------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .   $ 1,296       $ 665
  Accrued liabilities  . . . . . . . . . . . . . .     1,611       2,202
  Reserve for returns. . . . . . . . . . . . . . .       652         398
  Current portion of capital lease obligations . .        --          50
                                                     -------     -------
       Total current liabilities . . . . . . . . .     3,559       3,315

Commitments and contingencies

Shareholders' equity :
  Preferred stock, no par value, 4,000,000 shares
     authorized, none issued or outstanding. . . .       ---         ---
  Common stock, no par value, 25,000,000 shares
    authorized, 2,254,243 and 2,025,243 shares
    issued and outstanding . . . . . . . . . . . .    13,316      12,267
  Accumulated deficit. . . . . . . . . . . . . . .  (12,509)     (8,818)
                                                     -------     -------
       Total shareholders' equity  . . . . . . . .       807       3,449
                                                     -------     -------
                                                     $ 4,366     $ 6,764
                                                     -------     -------
                                                     -------     -------






The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                            --------------------------------------
                                            1996       1995       1996      1995
                                            ------     -----    -------   -------

Net revenues . . . . . . . . . . . . .    $ 1,506    $ 1,253    $ 3,399   $  3,514
Cost of revenues . . . . . . . . . . .        335        267        956        981
                                          -------    -------    -------    -------
  Gross profit . . . . . . . . . . . .      1,171        986      2,443      2,533
                                          -------    -------    -------    -------
Operating expenses:
  Sales and marketing. . . . . . . . .      1,094        430      3,145      1,189
  Research and development . . . . . .        789        150      1,877        539
  General and administrative . . . . .        206        192      1,167        780
                                          -------    -------    -------    -------
                                            2,089        772      6,189      2,508
                                          -------    -------    -------    -------
Income (loss) from operations. . . . .       (918)       214     (3,746)        25
Other income (expense) . . . . . . . .         16        (40)        55       (101)
                                          -------    -------    -------    -------
Net income (loss)  . . . . . . . . . .     $ (902)     $ 174   $ (3,691)    $  (76)
                                          -------    -------    -------    -------
                                          -------    -------    -------    -------
Net income (loss) per share  . . . . .   $  (0.40)     $0.17   $  (1.67)  $  (0.08)
                                          -------   --------    -------    -------
                                          -------    -------    -------    -------

Shares and share equivalents used in per
share calculations . . . . . . . . . .      2,230      1,001      2,206      1,001
                                          -------    -------    -------    -------
                                          -------    -------    -------    -------






The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS) (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      -----------------
                                                      1996        1995
                                                      ----        ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .  $ (3,691)       $  (76)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization . . . . . . . .       179           104
     Change in assets and liabilities:
       Accounts receivable . . . . . . . . . . . .      (590)         (970)
       Inventories . . . . . . . . . . . . . . . .        43           106
       Prepaid expenses and other current assets .       (36)          (19)
       Deferred offering costs . . . . . . . . .          --          (235)
       Accounts payable. . . . . . . . . . . . . .       631          (559)
       Accrued liabilities . . . . . . . . . . . .      (591)          629
       Reserve for returns . . . . . . . . . . . .       254           201
       Deposits and other assets . . . . . . . . .        13             6
                                                     -------       -------
        Net cash used in operating activities. . .    (3,788)         (813)
                                                     -------       -------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . .      (308)          (17)
                                                     -------       -------
        Net cash used in investing activities. . .      (308)          (17)
                                                     -------       -------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net .        --         1,050
  Proceeds from issuance of common stock and
   warrants, net . . . . . . . . . . . . . . . . .     1,049             7
  Proceeds from line of credit . . . . . . . . . .        --           269
  Repayment of note payable. . . . . . . . . . . .        --          (385)
  Repayment of capitalized lease obligations . . .       (50)         (137)
                                                     -------       -------
          Net cash provided by financing activities.     999           804
                                                     -------       -------

Decrease in cash and cash equivalents. . . . . . .    (3,097)          (26)

Cash and cash equivalents at beginning of year . .     4,629            30
                                                     -------       -------
Cash and cash equivalents at end of period . . . .  $  1,532       $     4
                                                     -------       -------
                                                     -------       -------






The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      UNAUDITED

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

    Founded in 1989, DeltaPoint, Inc., has headquarters in Monterey, California, and distribution partners in the United States, Europe, Japan, and Asia-Pacific. DeltaPoint, Inc. provides developers of individual, corporate and commercial Web sites with advanced Web creation and management tools based on database component technology. In addition, DeltaPoint, Inc. sells DeltaGraph, a charting and graphing product.

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

NOTE 3 - SHAREHOLDERS' EQUITY:

     COMMON STOCK

    Common stock as of September 30, 1996 reflects the January 1996 sale of 165,000 shares of common stock issued in the overallotment of the Company's initial public offering. Aggregate net proceeds to the Company were $831,000. Common stock also reflects the exercise of 39,000 stock options from the 1995 Stock Option Plan for a net increase of $295,000. In addition the Company incurred expenses of approximately $77,000 related to the registration of common stock and common stock warrants as contemplated in the Company's Series E Preferred Stock Offering. Such costs were netted against common stock.

NOTE 4 - NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Requirements, common and common stock equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. Due to the net loss for the quarter and nine month period ended September 30, 1996, the common stock equivalents were excluded from the net loss per share calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1995 AND "RISK FACTORS" IN THE COMPANY'S POST-EFFECTIVE AMENDMENT NO. 1 TO FORM SB-2 (REGISTRATION NO. 333-3784) AS FILED WITH THE COMMISSION ON OCTOBER 15, 1996. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

   DeltaPoint was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. DeltaPoint commenced shipments of its initial product, DeltaGraph, at the end of 1989. In December 1995, the Company acquired technology to develop QuickSite, a Web site creation and management tool which was released in February 1996. In November 1995, the Company acquired technology which was required to develop WebAnimator, a multimedia authoring tool for the World Wide Web (the "Web") which was released in July 1996. The Company introduced WebTools in March 1996 and QuickSite Developer's Edition in September 1996. The Company plans to incur additional expenditures to develop Internet software tools or new versions of existing software tools over the next several quarters. Although the Company has historically derived substantially all of its revenues from charting and graphics software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of Internet software tools.

   Software product sales are recognized upon shipment of the product, net of appropriate allowances for estimated returns. Revenues from software royalty and packaging agreements are recognized upon shipment of a master copy of the software product and packaging if no significant vendor obligations remain under the terms of the license agreements and any amounts to be paid are nonrefundable. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company grants distributors and resellers certain rights of return, price protection and stock rotation rights on unsold merchandise. Accordingly, reserves for estimated future returns and credits for price protection and stock rotation rights are accrued at the time of shipment.

   The Company's gross profit has historically fluctuated from quarter to quarter based on the mix of revenues derived from software product sales. The Company's gross profit has fluctuated based on the mix of product revenues derived from sales of the Company's higher-margin DeltaGraph product and sales of lower-margin graphics utilities and Internet products where the Company must pay royalties to third parties. The Company believes that these factors will impact its gross profit for the foreseeable future.

   The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including demand for the Company's products, the mix of revenues from product sales and royalty and packaging fees, the level of product and price competition, the Company's success in expanding its direct sales efforts for its software products and indirect distribution channels for its new or anticipated Internet products and the ability of the Company to successfully develop and market new products and control costs. In particular, the Company's ability to achieve revenue growth and profitability in the future will be significantly dependent on the timely introduction and market acceptance of products the Company has recently introduced or is developing and the ability of the Company to successfully develop products for new and existing markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   NET REVENUES. Net revenues for the three month period ended September 30, 1996 increased by 20.2% to $1,506,000 from $1,253,000 for the corresponding period in the prior year and increased by 32.9% from $1,133,000 for the three month period ended June 30, 1996. The increase in revenues from the corresponding period in the prior year is primarily due to an increase in revenues from the Company's Internet software tools released in 1996 which were offset by a decrease in the Company's charting and graphics revenues. The increase in revenues from the second quarter to the third quarter of 1996 was primarily due to the release of DeltaGraph 4.0 Macintosh for Japan, QuickSite for Japan and WebAnimator. For the three month period ended September 30, 1996, international revenue decreased to 26.0% of net revenues compared to 50.6% for the period ended September 30, 1995. The decrease in international revenue was primarily due to fewer Japanese license agreements offset by the release of QuickSite for the Japanese market.

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

   GROSS PROFIT. Cost of revenues consists of direct material, labor, overhead, freight, post contract customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. The Company believes that these and other factors will contribute to the fluctuations of gross profit as a percentage of revenue. Gross profit for the three month period ended September 30, 1996 decreased as a percentage of net revenues to 77.8% from 78.7% for the corresponding period in the prior fiscal year and increased from 75.0% in the second quarter of 1996. The Company's gross profit has varied from quarter to quarter as a result of changes in customer and product mix, inventory write-offs due to new product releases, third party royalties obligations for the Company's recently released Internet products and packaging revenues to the Company's Japanese distributor.

   SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and the cost of promotional activities. Sales and marketing expenses for the three month period ended September 30, 1996 increased to $1,094,000 or 72.6% of net revenues compared to $430,000 or 34.3% of net revenues for the corresponding period in the prior year and $1,163,000 or 102.6% of net revenues in the second quarter of 1996. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues from the third quarter of 1995 to the third quarter of 1996 was primarily due to an increase in headcount and an increase in the use of direct mail, telemarketing, consultants, print advertising, tradeshows and channel promotions used to promote the Company's new Internet software tools. The Company expects that sales and marketing expenses will increase in future periods because the Company intends to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

   RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended September 30, 1996 increased to $789,000 or 52.4% of net revenues compared to $150,000 or 12.0% of net revenues for the corresponding period in the prior year and $602,000 or 53.1% of net revenues for the second quarter of 1996. The increase in research and development expenses from the third quarter of 1995 to the third quarter of 1996 was primarily due to a staffing increase for the development of DeltaGraph, QuickSite, QuickSite Developer's Edition and WebAnimator. In addition, the Company retained several consultants to aid in the development process. The Company expects that research and development expenses will increase in future periods due to further development including the development of updated and cross platform versions of the Company's existing products.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended September 30, 1996 increased to $206,000 or 13.7% of net revenues compared to $192,000 or 15.3% of net revenues for the corresponding period in the prior year and $192,000 or 16.9% of net revenues for the second quarter of 1996. The Company expects that general and administrative expenses will increase in future periods to the extent that the Company expands its operations.

   PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended September 30, 1996 and 1995 due to net operating losses and the availability of net operating loss carryforwards.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   NET REVENUES. Net revenues for the nine month period ended September 30, 1996 decreased by 3.3% to $3,399,000 from $3,514,000 for the corresponding period in the prior year. The decrease in revenue is primarily due to a decrease in the Company's charting and graphics software revenue partially offset by an increase in the revenues from the Company's new Internet software tools. For the nine month period ended September 30, 1996, international revenue decreased to 22.0% of net revenues compared to 43.0% for the period ended September 30, 1995. The decrease in international revenue was due to fewer Japanese license agreements offset partially by the release of QuickSite for the Japanese market.

   GROSS PROFIT. Gross profit for the nine month period ended September 30, 1996 decreased as a percentage of net revenues to 71.9% from 72.1% for the corresponding period in the prior fiscal year. The Company's gross profit has varied for quarter to quarter as a result of changes in the mix of revenues derived from license fees from sales to the Company's Japanese distributor and other customers.

   SALES AND MARKETING. Sales and marketing expenses for the nine month period ended September 30, 1996 increased to $3,145,000 or 92.5% of net revenues compared to $1,189,000 or 33.8% of net revenues for the corresponding period in the prior year. The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenues was primarily due to an increase in headcount and an increase in the use of direct mail, telemarketing, consultants, print advertising, tradeshows and channel promotions used to promote the Company's new Internet software tools

   RESEARCH AND DEVELOPMENT. Research and development expenses for the nine month period ended September 30, 1996 increased to $1,877,000 or 55.2% of net revenues compared to $539,000 or 15.3% of net revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase for the development of DeltaGraph, QuickSite, QuickSite Developer's Edition and WebAnimator. In addition, the Company retained several consultants to aid in the development process.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine month period ended September 30, 1996 increased to $1,167,000 or 34.3% of net revenues compared to $780,000 or 22.2% of net revenues for the corresponding period in the prior year. The increase in general and administrative expenses in absolute dollars and as a percentage of net revenues was primarily attributable to a severance expense charge of $505,000 relating to the departure of the Company's former Chief Executive Officer partially offset by a decrease in allowance for bad debt expense of $154,000.

   PROVISION FOR INCOME TAXES. There was no provision for taxes during nine month periods ended September 30, 1996 and 1995 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1996, the Company had a working capital balance of $157,000 and shareholders' equity of $807,000, compared to a working capital balance of $2,915,000 and shareholders' equity of $3,449,000 as of December 31, 1995. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan and the private sale of debt securities. Since inception, the Company has received approximately $13 million in proceeds from private sales of preferred stock and from the Company's initial public offering of Common Stock and the exercise of the related overallotment option in December 1995 and January 1996, respectively.

   The Company used net cash in operations of $3,788,000 in the nine month period ended September 30, 1996 compared to net cash of $813,000 used in the nine month period ended September 30, 1995. Net cash used in the nine month period ended September 30, 1996 consisted primarily of a net loss of $3,691,000, a decrease in accrued liabilities of $591,000 and an increase in accounts receivable of $590,000 offset by an increase in accounts payable of $631,000, an increase in reserve for returns of $254,000 and a decrease in inventories of $43,000.

    Net cash provided by financing activities totaled $999,000 in the nine month period ended September 30, 1996 compared to $804,000 for the nine month period ended September 30, 1995. Net cash from financing activities in the nine month period ended September 30, 1996 consisted primarily of $831,000 in net proceeds from the exercise of the Underwriter's overallotment option resulting from the initial public offering of common stock completed in 1995 and $295,000 from the exercise of stock options. In addition the Company incurred expenses of approximately $77,000 related to the registration of common stock and common stock warrants as contemplated in the Company's Series E Preferred Stock Offering. Such costs were netted against common stock. The Company also repaid capital lease obligations of $50,000.

   The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the nine month period ended September 30, 1996 the Company's capital expenditures totaled approximately $308,000.

   The Company's existing and available cash resources are not sufficient to fund its operations at desired levels without obtaining additional outside financing. The Company plans to seek up to approximately $5,500,000 in net proceeds from a proposed convertible debt financing. Although the Company believes that its existing and available cash resources, together with the anticipated net proceeds from the convertible debt financing, should be sufficient to sustain operations at desired levels for at least the next 12 months, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. To the extent that the Company continues to incur losses or grows in the future, its operations and investing activities may use cash and, consequently, such losses or growth may require the Company to obtain additional sources of financing. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's sales and marketing activities and the amount of cash generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that the Debt Financing or any additional required financing will be available to the Company on acceptable terms, or at all. The inability to successfully consummate the Debt Financing or to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operation. For example, if the Company is unable to successfully complete the Debt Financing, it may be required to significantly curtail its planned operations or seek alternative financing on highly dilutive terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT

  The Company incurred a net loss of $3,691,000 for the nine month period ended September 30, 1996 and had an accumulated deficit of $12,509,000 as of September 30, 1996. The Company expects to incur losses over at least the next several quarters, and there can be no assurance that the Company will not incur significant additional losses until it successfully markets and sells existing Internet software tools or develops or acquires new Internet software tools or enhancements to existing Internet software tools that generate significant revenues.

   The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, the existence and terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with these revenues frequently concentrated in the last week or weeks of the quarter.

   The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, the Company intends to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce these expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, there can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future.

   CRITICAL NEED FOR ADDITIONAL CAPITAL; NO ASSURANCE OF FUTURE FINANCING

   The Company completed its initial public offering in December 1995. The net proceeds to the Company were $5,979,000 (including proceeds from the exercise of the overallotment option in January 1996). The Company's existing and available cash resources are not sufficient to fund its operations at desired levels without obtaining additional outside financing. The Company presently plans to seek up to approximately $5,500,000 in net proceeds from a convertible debt financing (the "Debt Financing). As presently contemplated, the Company would issue 6% convertible subordinated notes (the "Notes") that would be convertible at the option of the holder(s) thereof, into shares of Common Stock of the Company in three (3) separate tranches beginning 60, 90 and 120 days after the latest date of initial issuance (the "Debt Financing Closing"), at a conversion price equal to 80% of the Common Stock Price (as defined), subject to certain adjustments and limitations. All unconverted Notes would convert automatically into shares of Common Stock of the Company upon the earlier to occur of certain events, including the first anniversary of the Debt Financing Closing. Although the Company believes that its existing and available cash resources, together with the anticipated net proceeds from the Debt Financing, should be sufficient to meet its needs for at least the next 12 months, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. The Company's actual capital needs, however, will depend upon numerous factors, including the progress of the Company's software development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that the Debt Financing or any additional financing will be available to the Company on acceptable terms, or at all. The inability to successfully consummate the Debt Financing or to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operation. For example, if the Company is unable to successfully complete the Debt Financing, it may be required to significantly curtail its planned operations or seek alternative financing on highly dilutive terms.

   SUBSTANTIAL DEPENDENCE ON RECENTLY INTRODUCED INTERNET SOFTWARE TOOLS

   Prior to the quarter ended June 30, 1996, DeltaPoint has historically derived substantially all of its product revenues from licenses of DeltaGraph, its advanced charting and graphics software product. However, DeltaPoint's future revenue growth will depend largely on the successful development, introduction and commercial acceptance of its recently introduced Internet software tools. These consist of: Quicksite, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996. Commercial acceptance of the Company's Internet software tools will require the Company to establish additional distribution channels and sales and marketing methods, of which there can also be no assurance, because these anticipated products will be targeted to existing customers as well as to a significantly different potential end user population. There can be no assurance that the Company can successfully manage the introduction of its existing Internet software tools or any other potential Internet software tools or that any of its existing or potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operation.

   DEPENDENCE ON INTERNET

   Sales of the Company's Internet software tools will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet is at an early stage of development. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the Internet does not become a viable commercial marketplace, the commercial benefits derived from the Company's Internet software tools would be materially adversely affected.

   RISKS ASSOCIATED WITH RETAIL DISTRIBUTION; SUBSTANTIAL CUSTOMER CONCENTRATION

   DeltaPoint sells its products to distributors for resale to certain retailers, including computer superstores and mass merchandisers. Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant portion of DeltaPoint's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid, the Company's Japanese distributor, constituted approximately 38% , 35% and 15% of the Company's net revenues for the years ended December 31, 1994, 1995 and the nine months ended September 30, 1996, respectively. Sales to a distributor constituted approximately 17% , 13% and 24% of the Company's net revenues for the years ended December 31, 1994, 1995 and the nine months ended September 30, 1996, respectively. Any termination or significant disruption of DeltaPoint's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that DeltaPoint's existing distributors and retailers will continue to provide DeltaPoint's products with adequate levels of shelf space or promotional support. In addition, personal computer hardware and software companies have generally reported declines in gross margins and greater product returns as they have increased sales through the mass merchandise distribution channel. The Company expects that its margins will be similarly affected as it increases sales through this channel.

   RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

   The Company's revenues from international operations accounted for approximately 42%, 40% and 22% of the Company's net revenues in 1994, 1995 and the nine month period ended September 30, 1996, respectively, of which approximately 90%, 87% and 69% , respectively, were derived from sales in Japan. The Company expects that revenues from these international operations will continue to represent a large percentage of its net revenues. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions.

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

   The markets in which the Company competes are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft Corporation, Software Publishing Corporation, Lotus, Corel, and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel, Visio and Micrografx Incorporated. In the Internet software tools market, the Company anticipates competition primarily from Netscape Communications Corporation, Macromedia, Inc., Adobe Systems Incorporated, Microsoft Corporation, NetObjects and Quarterdeck, Inc. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure, and an inability to do so would adversely affect the Company's business, financial condition and results of operations. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

   RELIANCE ON MICROSOFT

   Microsoft Windows has gained widespread market acceptance as the dominant computer operating system. Accordingly, the Company's products have been and it is intended that they will continue to be designed to function in the Microsoft Windows, Windows '95 or Windows NT environments and anticipates future products will also be designed for use in these Microsoft environments. Because the Company expects that its Microsoft-based applications of these products will account for a significant portion of new license revenue for the foreseeable future, sales of these products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows '95 and Windows NT. The Company's ability to develop products using the Microsoft Windows, Windows '95 and NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system, product line or strategy, or the decision by Microsoft to develop and market products that directly or indirectly compete with the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   RELIANCE ON SOLE PRODUCT ASSEMBLER

   All of the Company's software products are currently assembled by a related third party assembler that beneficially owns approximately 1.7% of the Company's Common Stock as of September 30, 1996. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

   RISKS ASSOCIATED WITH PRODUCT RETURNS; PRICE PROTECTION

   Consistent with industry practice, the Company allows distributors, retailers and end users to return products for credits towards the purchase of additional products. In addition, DeltaPoint's promotional activities, including free trial and satisfaction guaranteed offers, and competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the Company expects that the rate of product returns could increase to the extent that the Company introduces new versions of its existing products. For example, product returns may increase above historical levels as a result of new product introductions. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. Although the Company provides allowances for anticipated returns and price protection obligations, and believes its existing policies have resulted in the establishment of allowances that are adequate and have been adequate in the past, there can be no assurance that such product returns and price protection obligations will not exceed such allowances in the future and as a result will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition.

   LIMITED INTELLECTUAL PROPERTY PROTECTION; TRADEMARK DISPUTE

   The Company's ability to compete effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States. The Company licenses some of its products under "shrink wrap" license agreements that are included in products shipped by the Company and are not signed by licensees, therefore they may be unenforceable under the laws of certain jurisdictions. In addition, some aspects of the Company's products are not subject to intellectual property protection.

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

   VOLATILITY OF STOCK PRICE; POSSIBLE ILLIQUIDITY OF TRADING MARKET

   The Company's stock price has exhibited volatility since the Company's initial public offering in December 1995. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the Internet tools and visualization software industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

   The shares of Common Stock are quoted on the Nasdaq Small Cap Market, which is a significantly less liquid market than the Nasdaq National Market, and the Pacific Stock Exchange. Moreover, if the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued trading on the Nasdaq Small Cap Market or the Pacific Stock Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq Small Cap Market or the Pacific Stock Exchange, as the case may be. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq Small Cap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's Common Stock were removed from the Nasdaq Small Cap Market, they would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq Small Cap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq Small Cap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq Small Cap Market, such rules may further limit the market liquidity of the Common Stock and the ability of shareholders to sell such securities in the secondary market.

   NO DIVIDENDS

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  List of Exhibits
              27.1 Financial Data Schedule

    (a)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELTAPOINT, INC.


                                  By:     /s/ DONALD B. WITMER
                                          Donald B. Witmer
                                          ---------------------
                                          Chief Operating Officer and
                                          Chief Financial Officer and
                                          (Principal Accounting Officer)




Date:  November 4, 1996