Form 10KSB40
period 1996-12-31
DELTAPOINT INC
filed 1997-03-27
CIK 1003754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

             [X]15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      [ ]15, TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27328
                             ---------------------

                                DELTAPOINT, INC.

             (Exact Name of Registrant as specified in its charter)

           CALIFORNIA                           7372                     77-0216760
 (State or Other Jurisdiction of    (Primary Standard Industrial      (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)    Identification Number)

                     22 LOWER RAGSDALE, MONTEREY, CA 93940
                    (Address of principal executive offices)

                                  408-648-4000
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                           Common Stock, no par value

                             (Title of each class).
                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
____

    Check if there is no disclosure of delinquent filers in the response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this for 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $4,950,000

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1997 was approximately $5,172,718. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of a affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the registrant's Common Stock as of March 25, 1997 was 2,489,873.

Transitional Small Business Disclosure Format (check one) Yes ____ No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III--Portions of the registrant's definitive Proxy Statement are to be used in conjunction with the registrant's Annual Meeting of Shareholders to be held on June 20, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                DELTAPOINT, INC.
                           FORM 10-KSB ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996
                               TABLE OF CONTENTS

PART I

Item 1.    Description of Business......................................................          3

Item 2.    Property.....................................................................         19

Item 3.    Legal Proceedings............................................................         19

Item 4.    Submission of Matters to a Vote of Security Holders..........................         19

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........         20

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................         20

Item 7.    Financial Statements.........................................................         25

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................         25

PART III

Item 9.    Directors and Executive Officers, Promoters, and Control Persons; Compliance
             with Section 16 (a) of the Exchange Act....................................         41

Item 10.   Executive Compensation.......................................................         41

Item 11.   Security Ownership of Certain Beneficial Owners and Management...............         41

Item 12.   Certain Relationships and Related Transactions...............................         41

Item 13.   Exhibits and Reports on Form 8-K.............................................         41

SIGNATURES..............................................................................         44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS."

    DeltaPoint, Inc. (the "Company") was incorporated in California in 1989. The Company develops and markets Internet software tools designed to allow users to effectively and easily create, manage and enhance sites on the Internet's World Wide Web. The Company introduced QuickSite in February 1996 to enable novice and experienced site publishers to rapidly create, maintain and enhance robust Web sites. Since its introduction, the Company believes that QuickSite has received more awards than any other Web site creation and management tool, winning the PC WEEK Analyst's Choice Award in March 1996, WINDOWS MAGAZINE recommended seal and the PC WEEK LABS IT Excellence Award in April 1996, and the PC COMPUTING 5-Star rating in June 1996. The Company introduced WebTools in March 1996 to allow developers, value-added resellers ("VARs") and corporate MIS directors to add Web publishing capabilities to existing applications and introduced WebAnimator in July 1996 to allow a broad range of Web users to easily add multimedia and interactive animation to a Web site. In addition, in September 1996 the Company introduced QuickSite Developer's Edition, a new high end version of QuickSite designed for professional Web developers and corporate Intranet developers. QuickSite Developer's Edition earned the PC COMPUTING 5-Star rating in February 1997.

    A key element of the Company's objective of becoming a leading Internet software tools provider is to increase its strategic alliances with key partners. In September 1996, the Company entered into an agreement with IBM to develop and license a customized version of QuickSite for inclusion in IBM's recently announced World Distributor, an on-line interactive electronic commerce service. The Company has also entered into agreements with Borland International, Sony, McGraw-Hill, Earthlink, Compaq and Netcom Interactive to distribute existing or planned versions of QuickSite with their products or services.

    In the past, the Company has derived most of its revenues from the sale of charting and graphics software products such as DeltaGraph, an advanced multi-platform charting and graphics product. The Company has de-emphasized its charting and graphing products and expects that they will represent a declining percentage of its business.

BACKGROUND

    The rapid growth of the Internet, combined with the emergence of the World Wide Web, the graphical multimedia-rich portion of the Internet, has resulted in the development of the Internet as a new mass communications medium. The demand to access the World Wide Web has fueled the rapid growth and proliferation of "Web browsers," such as the Netscape Navigator and Microsoft Internet Explorer, which allow users to passively view information on the World Wide Web. In addition, search engines such as those provided by Yahoo! And InfoSeek simplify the process of locating information on the Web.

    Increasingly, however, Web users are no longer satisfied simply to browse and search the Web. The worldwide, cost-effective communication benefits of the Web are leading many individuals and organizations to actively "publish" information on the Web by creating a Web "site," a collection of individual Web pages, each hand-crafted using a relatively new and quickly evolving tagging language called HTML.

    Many large corporations, having already established sophisticated Web sites for external communications, are now encouraging smaller internal groups and departments to build private "Intranet" Web sites. Small businesses, home-based businesses, individuals and others are also creating Web sites to reach target audiences.

    For many individuals and organizations, establishing a robust Web site remains a time-consuming and expensive proposition. The free-form nature of HTML has inhibited the emergence to date of a standard for HTML page creation. Further, an increasing number of competing extensions and modifications to the HTML language continue to be proposed, making it difficult for Web site publishers to support the latest technical advances.

    A first generation of third-party Web "page creation" tools has emerged. These limited-function tools focus on the creation of a single page at a time. Content within the pages and between pages must be manually linked and manually maintained. Further, the content of the site has no inherent structural intelligence, making global changes, consistency of design and reorganization of sections difficult and time-consuming. A second generation of Web page creation tools, such as Microsoft's Front Page and NetObjects' Fusion, has also been introduced. Although this generation offers some ease-of-use improvements over the first generation, these products continue to be based on architectures that primarily emphasize the layout and design aspects of individual pages.

    The Company believes that a compelling Web site consists of a robust and growing collection of interrelated pages and links. As a result, the Company believes that effective software tools for creating and managing Web sites must not only simplify initial content creation but enable site authors to easily update, maintain, expand and manage their sites on an ongoing basis, regardless of whether the sites consist of five pages or 5,000 pages. Further, the Company believes that an open architecture is important to maintaining flexibility as Internet standards emerge and evolve rapidly.

DELTAPOINT APPROACH

    The Company offers a family of products that enables Web site creators to easily and cost-effectively generate, manage and enhance Web content using a structured approach. QuickSite and QuickSite Developer's Edition, the Company's Web site creation and management products, utilize an advanced product design featuring a database architecture and incorporate a series of query-based "wizards" that guide the site developer through a "point and click" process that results in a completed, fully linked Web site structure in minutes. The Company's database design enables the automatic generation and maintenance of links between Web pages, eliminating or reducing the need for any programmer or technical intervention. Additionally, this approach enables all components of an entire Web site to be captured, collected and easily managed as fully indexed data objects within the database engine. The Company believes that its database approach to Web site creation and management provides fundamental advantages over existing page creation methodologies which will become increasingly apparent as the volume and complexity of content contained in the Web sites increases.

    The Company's Web site creation and management tools are designed with full client-side functionality to free the site designer from costly server connection time during the site creation and testing process. Further, these tools utilize an open architecture that provides browsers and server independence. The Company intends to incorporate this level of flexibility into all of its Internet software tools.

DELTAPOINT STRATEGY

    DeltaPoint's objective is to be a leading provider of software products that enable users of all experience levels to quickly and easily create and enhance compelling sites on the World Wide Web. The Company's strategy for achieving this objective includes the following elements:

    CREATE BRAND AWARENESS. The Company intends to increase its brand awareness through a coordinated strategy of building brand equity in the QuickSite product name, emphasizing QuickSite's Web site management capabilities and database architecture, and demonstrating its growing acceptance through a growing array of relationships with industry leaders. Since March 1996, the Company has entered into agreement with companies such as IBM, Borland International, Sony, McGraw Hill, Earthlink, Compaq and Netcom Interactive. To build brand identity, the Company also plans to increase and expand its print and online advertising efforts and to increase its participation in major industry conferences and trade shows.

    EXPAND DISTRIBUTION. The Company plans to expand distribution of its Internet software tools by increasing its retail distribution relationships to ensure wide commercial availability of its shrink-wrapped products and by partnering with alternative channel and vertical segment leaders, including distribution and co-marketing relationships with key PC manufacturers and Internet Service Providers (ISP's) that can increase market penetration and that offer revenue sharing business models.

    BROADEN PRODUCT OFFERING. The Company intends to identify and develop, license or acquire technologies or products to extend market position in two areas: Web site creation and Web site management. In the area of Web site creation, the Company intends to continue expanding the range of pre-designed templates, graphics, forms and wizards contained within the QuickSite product. The Company also plans to develop and market complementary content enhancement products, such as WebAnimator, which allow Web site creators to improve content through special effects. In the area of Web site management, the Company expects to continue to update and enhance the management features of QuickSite.

    DEVELOP PRODUCTS THAT SUPPORT OPEN ARCHITECTURE. The Company plans to introduce Internet software tools based on an open, client-based architecture. The Company intends to develop Web products which will support any widely used Web browser, including Netscape Navigator and Microsoft Internet Explorer, as well as any major server software environment, including Windows NT, Netscape Commerce Server and Unix. Additionally, the Company plans to architect additional products that will enable the entire Web site creation process to occur on a client-side desktop personal computer.

    TARGET CORPORATE INTRANET MARKET. The design of the Company's Internet software tools enable them to be used with little or no modification in the corporate Intranet environment. The Company plans to develop and implement a focused effort to target the Intranet marketplace. Specifically, the Company plans to create a dedicated market development and sales team with specialized expertise in providing corporate solutions.

DELTAPOINT PRODUCTS

    The Company introduced five Internet software tools in 1996. QuickSite is designed as a low cost, easy to use Web site creation and management tool that is designed to enable novice and experienced site publishers to rapidly create, maintain and grow a robust Web site. QuickSite Developer's Edition offers additional functionality and is targeted for software programmers, Webmasters, commercial Web site developers and corporate Web site managers. WebTools has been designed to enable developers, VAR's and corporate MIS directors to add Web publishing capabilities to existing applications. WebAnimator is designed to allow a broad range of Web users to easily add multimedia and interactive animation to a Web site.

    The Company's charting and graphics software products currently include DeltaGraph, a cross platform application which is used to transform numerical data into charts and graphs.

    QUICKSITE.

    In December 1995, the Company acquired an exclusive license to core technologies which serves as the basis for a family of Web site creation and management software tools. QuickSite, the first of these tools, which began shipping to retail distributors on March 28, 1996, is designed to enable non-technical individuals and organizational users to rapidly create and efficiently manage a Web site. The following are the key attributes of the DeltaPoint solution:

    EASE OF SITE CREATION. The Company has designed a collection of site creation wizards aimed at eliminating the initial stumbling blocks encountered by novice Web site authors. These wizards guide the user through a point-and-click process that designs and builds an entire Web site, complete with page links, table of contents, and other important site creation elements such as e-mail return addresses, copyright notices, consistent menu designs and flags for pages containing special content. The Company believes that QuickSite can significantly shorten the time required to design and build a Web site. Wizards also enable users to select and modify the stylistic elements of a site such as the colors and textures of backgrounds, graphics, headers and footers. By masking the complexities of HTML, Java and other site creation conventions, these wizards eliminate the requirement for Web site authors to develop specialized technical expertise before they can become productive.

    EASILY UPDATABLE CONTENT. The Company's product architecture passively enforces a Web structure such that as the author populates the site, content components are captured as data objects which are automatically indexed and stored within the product's database engine. As a result, content can be more quickly updated and global changes can be reflected through an entire Web site with a few simple keystrokes. Further, any content element, including text, graphics, data files, and images, can be stored and re-used, saving users time as they build additional sites or add to existing sites.

    EXTENSIBLE ARCHITECTURE. By employing a componentized architecture, the Company provides an extensible platform that can adept as new technical innovations evolve. Tables, forms, and other new extensions to HTML, as well as user-definable functions, are supported through a point-and-click component library management system.

    BROWSER AND SERVER INDEPENDENCE. QuickSite supports most Web browsers, including Netscape Navigator and Microsoft Internet Explorer, which together are estimated to account for over 90% of the current marketplace. Additionally, QuickSite is architected to enable all the entire Web site creation process to occur on a client-side desktop personal computer. The Company believes that this client-biased approach provides several key advantages, including: (i) elimination of dependencies on any single third-party Internet or network-server technology; (ii) lower overall cost by eliminating the need to connect to a server for interim testing of an in-progress site; and (iii) reduced risk of investing in the "wrong" server environment.

    QUICKSITE DEVELOPER'S EDITION

    QuickSite Developer's Edition is designed for Internet Web site developers and corporate Intranet developers. The QuickSite Developer's Edition gives professional Web site developers significantly enhanced control over the web site creation and management process. Among the new features included in QuickSite Developer's Edition are: (i) support for the emerging WWW Consortium web style sheets standard; (ii) 3D Web Site Builder, a visual VRML (virtual reality mark-up language) creation tool from Virtus included with the product;
(iii) advanced web site automation, including the QuickScript scripting language, powerful page macros and unique caret technology that automate repetitive tasks that bog down large-scale projects; (iv) embedded "graphics factory" technology, elements on-the-fly, and also helps to enforce stylistic consistency throughout a site; and (v) sophisticated project reporting capabilities that help the developer track and document the ongoing status of their work.

    WEBTOOLS

    WebTools is designed to allow database developers to add Web-enabling features to existing database applications. DeltaPoint will license WebTools to software development companies including Borland International in return for a licensee fee or royalty agreement. Currently WebTools is available for Visual dBASE for Windows and for CA Clipper.

    WEBANIMATOR

    In November 1995, the Company acquired core technologies which serves as the basis for WebAnimator, a multimedia authoring tool for the Web from Richard Blum, d.b.a. Knowledge Vision ("Knowledge Vision"). WebAnimator is designed to enable a broad range of Web users to easily add multimedia and interactive animation to a Web site. The Company believes that WebAnimator represents an advance over currently commercially available products by offering the following key attributes: (i) extensive use of predefined templates that enable users to combine text, graphics and sound to produce multimedia rich content components;
(ii) content components created in WebAnimator's native format are vector based and therefore are compressed to small files that can be quickly downloaded and played from within a Web browser; (iii) graphic objects in WebAnimator act as interactive buttons that enable users to branch to different Web site locations; and (iv) advanced digital sound and motion synchronization tools enable users to easily and accurately add sound and motion to an animated content component.

    GRAPHICS PRODUCTS

    The Company's charting and graphics software product, DeltaGraph, can be used as either a stand-alone product or as a complement to software programs such as spreadsheets, databases and presentation graphics. DeltaGraph offers a broad range of business, scientific and technical charts with flexible formatting features that enables charts to be fine tuned with high resolution output. Presentation tools such as slide show managers and outliners enhance DeltaGraph's functionality. DeltaGraph is primarily used by chemists, biologists, geologists, pharmacists, and professionals in the financial services, aerospace and publishing industries.

PRODUCTS UNDER DEVELOPMENT

    The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance and expand its products and develop new products that meet evolving customer requirements and industry standards. The Company's current efforts are focused on the development of products that further enhance development capabilities in the areas of Web site creation and Web site management.

COMPETITION

    The Company competes on the basis of certain factors, including product quality, first-to-market product capabilities, product performance, ease of use, customer support and price. The Company believes it currently competes favorably overall with respect to these factors.

    The markets in which the Company competes are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft Corporation ("Microsoft"), Software Publishing Corporation, Lotus, Corel and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel, Visio and Micrografx Incorporated. In the Internet add-in market, the Company has encountered competition primarily from Netscape Communications Corporation, Macromedia, Inc., Adobe Systems Incorporated, Microsoft, NetObjects Inc. and Quarterdeck, Inc. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure, and an inability to do so would adversely affect the Company's business, financial condition and results of operations. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

MARKETING AND SALES

    The Company markets and sells its products through the coordinated efforts of its corporate marketing department and its direct sales organization. For retail, the Company uses a two-tier distribution model with product sold through Ingram Micro, Techdata, Merisel and other distribution to more than 500 retail outlets such as Best Buy, Comp USA, Egghead, Fry's and others. The Company intends to expand the number of U.S. retail locations in 1997 and will seek to selectively add major new distributors.

    Internationally, the Company's strategy is to work with highly-motivated publishers who can invest in a full array of local services including marketing and localization support as well as provide access to distribution. The Company will continue to localize its products first for the Japanese market, which accounted for 21% revenues in 1996 and 35% of revenue in 1995. Furthermore, the Company intends to pursue the expansion of its international presence by establishing new partnerships in key European markets such as the U.K. and Germany.

    The Company also allows fully functional versions of many of its products to be downloaded from its secure Web site server (Deltapoint.com). The downloadable versions enable worldwide access to the products 24-hours a day and allow people to become productive with and reliant on the product functionality. Users are prompted to purchase a license to the product with a 30-day grace period after which encrypted technology within the downloadable versions automatically disables the product. The Company will promote and encourage the availability of its downloadable products.

    The Company pursues relationships and alliances with a broad spectrum of industry leaders. Distribution alliances in the PC manufacturing area have been announced with Compaq and Sony, and in the ISP marketplace with Netcom Interactive, Earthlink, and more than half a dozen regional ISP's. In addition, the Company has entered into an agreement with IBM to develop and license a customized version of QuickSite for inclusion in IBM's recently announced World Distributor electronic service and announced a relationship with McGraw Hill which will offer site licenses of QuickSite to school districts and State Boards of Education. To address the developers market, the Company has established an alliance with Borland International, a leading provider of language tools for software programmers. Under the agreement, Borland licensed the Company's WebTools product and bundled a version of QuickSite with all Borland products through the end of 1996. The Company also has announced relationships with technology partners such as DigitalStyle, a leading maker of on-the-fly graphics generation tools, and Virtus, a leading developer of Virtual Reality Modeling language technology for creating 3D Web sites.

    Historically, a significant portion of the Company's revenues have been derived from sales of upgrades of its DeltaGraph charting product to its user base through direct mail campaigns. Presently the Company is focusing on strengthening its distribution network by adding distributors and retailers, and entering into additional partner relationships that will enhance the distribution of the Company's Internet products. In addition, the Company intends to continue to implement its OEM strategy by pursuing other major PC manufacturers of the Sony and Compaq caliber.

    In support of its sales organization, the Company conducts a number of marketing programs intended to promote and market the Company's Internet products. These efforts include product advertising, public relations and press tours, trade show participation, direct mail and telemarketing campaigns, preparation of marketing collateral and participation in industry programs, user groups and forums. The Company also maintains a QuickSite Web site on the World Wide Web that contains information on its products, distribution channels, awards, personnel and other information relation to the Company.

    As of December 31, 1996, the Company had 12 employees in marketing and sales. For the year ended December 31, 1996, the Company spent $4.7 million or 94.6% of revenue for sales and marketing expenses compared to $1.9 million and 47.5% of revenue in the year ended December 31, 1995.

STRATEGIC ALLIANCES

    A key element of the Company's strategy is the continued creation and development of strategic alliances with key participants. The Company's goals in establishing these relationships are to create marketing alliances that will endorse and promote the Company's products to a larger potential customer base than can be reached through the Company's direct marketing efforts. To date the Company has entered into strategic alliances with companies such as IBM, Borland International, Sony, McGraw Hill, Earthlink, Compaq and Netcom Interactive.

    IBM. The Company entered into an agreement with IBM to develop and license to IBM a customized version of QuickSite for inclusion in IBM's recently announced World Distributor, an on-line interactive electronic commerce service. The agreement requires the Company to develop a customized version of QuickSite and requires IBM, to the extent it sublicenses or otherwise provides QuickSite on a revenue-bearing basis as part of its electronic commerce service, to pay the Company a royalty based on the number of copies of QuickSite so sublicensed or provided. The agreement may be terminated by IBM on 60 days' advance notice.

    BORLAND INTERNATIONAL. The Company entered into an agreement with Borland International in May 1996 under which Borland may bundle and distribute QuickSite with its programming tools through December 1996 in consideration for license fees, brand promotion activities and certain marketing services.

    SONY. The Company entered into an agreement in June 1996 whereby Sony pre-installs a custom version of the Company's QuickSite product on its new line of Vaio personal computer systems. This version of the product incorporates an encrypted algorithm that allows the Sony customers to use the full functionality of the product for a 30-day trial period after which the user is required to purchase the product electronically from DeltaPoint for continued use. In December 1996, an addendum to the contract was done. The agreement allows for Sony to pre-install and ship an unencrypted version of QuickSite on the Vaio personal computers. A royalty will be paid for each unit sold.

    MCGRAW-HILL SCHOOL SYSTEMS. In June 1996, the Company entered into an agreement under which McGraw-Hill will market and distribute QuickSite products and site licenses to the education sector, including school districts and the state board of education.

    EARTHLINK. The Company entered into an agreement in June 1996 with Earthlink, a leading Internet Service Provider, under which the companies will perform mutually beneficial cross-bundling and cross merchandising. Earthlink has agreed to purchase a minimum number of QuickSite licenses.

    COMPAQ. In July 1996, the Company entered into an agreement under which Compaq will offer QuickSite as part of an optional software bundle on one of its Presario systems and has rights to bundle on other platforms for a per unit license fee.

    NETCOM INTERACTIVE. The Company entered into an agreement with Netcom Interactive in July 1996 under which the companies intend to cooperate on a custom developed, jointly marketed integrated offering.

    Many of these relationships are in the early stages of development and have not yet resulted in material revenue for the Company. Generally, existing agreements outlining the Company's alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurances these relationships will successfully develop to the extent that they will contribute materially to the Company's financial results in the future.

RESEARCH AND DEVELOPMENT

    Historically, the Company has licensed or acquired core technologies and has expended its development expertise on transforming these technologies into commercially viable, easy-to-use products. In November 1995, the Company acquired core technology including source code and related documentation, required to develop WebAnimator from Knowledge Vision. The purchase price for the technology was $250,000, payable in installments. The Company will also pay a royalty based on net revenue from sales of WebAnimator, subject to a maximum. Under the terms of the acquisition agreement, the individual will work as a consultant to the Company to assist in developing WebAnimator.

    In December 1995, the Company acquired core technology, including source code and related documentation, required to develop QuickSite, from Global Technologies and from certain individuals. The purchase price for the technology was (i) $800,000 in cash, payable in installments and (ii) the issuance of 100,000 shares of Common Stock. The Company will also pay a royalty during the first two years of commercial shipments of QuickSite based on net revenues from sales of QuickSite, subject to a maximum and subject to the right of the Company to pay a portion of the royalty in its Common Stock. Pursuant to the agreement, the individual became an employee of the Company to assist in the development of QuickSite.

    The Company has made substantial investments in research and development through both internal development and technology acquisition. The Company believes its future performance will depend in large part on its ability to maintain and improve its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements.

    As of December 31, 1996, the Company had 19 employees in its research and development organization. The Company's research and development expenses for the years ended December 31, 1996 and 1995 were $2.6 million and $2.0 million, respectively. The Company plans to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROPRIETARY RIGHTS AND LICENSES

    The Company relies on a combination of copyright, trademark, trade secret laws, confidentiality procedures and other intellectual property protection methods to protect its proprietary rights. The Company owns certain registered trademarks in the United States and abroad. Although the Company relies to a great extent on trade secret protection for much of its technology, and generally obtains written confidentiality agreements from its employees, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access. The Company believes that, due to the rapid proliferation of new technology in the industry, legal protection through means such as the patent and copyright laws will be less influential on the Company's ability to compete than such factors as the creativity of its development staff and its ability to develop new markets and to service its customers. The Company licenses its products to individual end users primarily under "shrink wrap" license agreements that are included in products shipped by the Company and that are not signed by the licensees and therefore may be unenforceable under the laws of certain jurisdictions. These agreements provide that by breaking the "shrink wrap" a software purchaser agrees to be bound by the terms and conditions of the license agreement.

    There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and result in a diversion of management's attention, which could have material adverse effects on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have material adverse effect on the Company's business, financial condition and results of operations.

    The laws of certain foreign countries treat the protection of proprietary rights of the Company in its products differently from those in the United States, and in many cases the protection afforded by such foreign laws is weaker than in the United States. The Company believes that its products and their use do not infringe the proprietary rights of third parties. There can be no assurance, however, that infringement claims will not successfully be made.

    The Company has received and will continue to receive from time to time communications from third parties asserting infringement upon intellectual property rights of such parties as a result of either features or content of its software products. Although the Company is not currently engaged in any intellectual property litigation or proceedings regarding this matter or any other similar matters, there can be no assurance that the Company will not become involved in such proceedings for which the ultimate resolution could have a material adverse effect on the Company's business financial condition and results of operations.

    In March 1996 the Company entered into an agreement with Unisys Corporation ("Unisys"). The Company has licensed a patent which will require the Company to pay Unisys a license fee of 0.45% of the Company's revenues from the sale of each product covered by such license agreement, subject to a minimum license fee of ten cents ($0.10) for each such product.

    In June 1992, the Company entered into an agreement (the "Halcyon License Agreement") with Halcyon Software, Inc. ("Halcyon") pursuant to which Halcyon granted the Company a non-exclusive, perpetual, sub-licensable license to prepare, make, reproduce, use, perform, modify, adapt, sell or otherwise dispose of or distribute the following programs and derivative works thereof, whether or not in combination with or incorporated into any other product: Snap, Thumbnail, Viewer, Conversion, Trace and Paint (the "Products"). The Company pays Halcyon a royalty equal to two to five percent of the Company's net revenues received from sales of the Products, depending on the extent to which the Products incorporate technology not provided by Halcyon. To date, the Company has paid Halcyon non-refundable license fees in the amount of $150,000. No further royalty payments are payable until accrued royalty payments exceed $150,000. Pursuant to the Halcyon License Agreement, in November 1992 the Company granted Don Hsi an option to purchase 18,867 shares of Common Stock at an exercise price of $6.63 per share. The option lapsed on February 20, 1996 without being exercised. The Halcyon License Agreement has an indefinite term, but is terminable at the Company's option upon written notice if the Company determines in good faith that it is not technically and commercially advantageous to continue with a Product.

    The Company has also licensed from Altura Software Inc. ("Altura") the Mac2Win Software for use in creating Windows platform version of DeltaGraph and WebAnimator. The Company was granted a non-exclusive license to copy, distribute and sublicense the Mac2Win Software only when packaged with, and as part of, DeltaGraph and WebAnimator ported to run on the Windows platforms. The Company has made a series of payments to Altura in the total amount of $72,000. License fees of $6,000 per month are payable by the Company in advance during each month the agreement remains in effect. The Company also pays a royalty equal to three percent of net revenues received from sales of DeltaGraph and WebAnimator ported for the Windows platform with a first year minimum of $36,000 and a minimum of $48,000 for the next two years. The license agreement is terminable by the Company upon 30 days prior written notice and the payment of all amounts owed to Altura.

    In November 1995, the Company acquired core technology, including source code and related documentation, required to develop WebAnimator. The purchase price for the technology was $250,000, payable in installments. The Company will also pay a royalty based on net revenues from sales of WebAnimator, if any, subject to a maximum. Under the terms of the acquisition agreement, the individual will work as a consultant to the Company to assist in developing WebAnimator.

    In December 1995, the Company acquired core technology, including source code and related documentation, required to develop QuickSite, from Global Technologies Corporation, and an individual. The purchase price for the technology was (i) $800,000 in cash, payable in installments, and (ii) the issuance of 100,000 shares of the Company's Common Stock. The Company will also pay a royalty during the first two years of commercial shipments of QuickSite based on net revenues from sales of QuickSite, if any, subject to a maximum and subject to the right of the Company to pay a portion of the royalty in Common Stock. Pursuant to the agreement, the individual became an employee of the Company to assist in developing QuickSite.

EMPLOYEES

    As of December 31, 1996, DeltaPoint had 45 full-time employees located throughout the United States. This number includes 24 persons in Research and Development and Technical Support, 12 persons in Marketing, Sales and Sales Support and 9 persons in Operations and Finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. DeltaPoint believes that its relations with its employees are good.

RISK FACTORS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTION;
  QUARTERLY FLUCTUATIONS IN PERFORMANCE

    The Company incurred a net loss of $4,848,000 for the year ended December 31, 1996 and had an accumulated deficit of $13,666,000 as of December 31, 1996. The Company expects to incur losses for at least the next 12 months, and perhaps longer. There can be no assurance that the Company will not incur significant additional losses until it successfully markets and sells existing Internet software tools or develops or acquires new Internet software tools or enhancements to existing Internet software tools that generate significant revenues.

    The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1996 and 1995 contains an explanatory paragraph indicating that the Company's accumulated deficit and historical operating losses raise substantial doubts about its ability to continue as a going concern. Although the financial statements have been prepared assuming the Company will continue as a going concern, additional equity or debt financing may be required to enable the Company to continue its operations and achieve its plans for 1997 and beyond. Management is currently pursuing additional capital financing, although recent attempts to secure such financing on acceptable terms have not been successful. If the Company is unable to obtain such financing, it will be required to reduce discretionary spending in order to maintain operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that may result from the outcome of these uncertainties. See Notes 1 and 11 of Notes to Financial Statements.

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

    The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, the Company intends to continue to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce such expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, there can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.

CRITICAL NEED FOR ADDITIONAL CAPITAL; NO ASSURANCE OF FUTURE FINANCING

    As of December 31, 1996, the Company's cash and cash equivalents was approximately $3,142,000, including approximately $1,949,000 in net proceeds from a convertible debt financing (the "Debt Financing"). In the Debt Financing, the Company issued $2,150,000 principal amount of 6% convertible subordinated notes (the "Convertible Notes") that are convertible at the option of the holders thereof into shares of Common Stock in three (3) separate tranches beginning 60, 90 and 120 days after the date of issuance of such Convertible Notes (the "Debt Financing Closing"), at a conversion price ("the Conversion Price") equal to the lower of (i) 80% of the average closing bid price of the Common Stock, as reported by the Nasdaq SmallCap Market, for the five business days prior to the business day on which notice of conversion is transmitted by the note holder (or, in the event of automatic conversion as described below, five business days prior to the business day on which the conversion is deemed to take place) or (ii) the average closing offer price of the Common Stock, as reported by the Nasdaq SmallCap Market, for the five business days prior to the Debt Financing Closing. All unconverted Convertible Notes will convert automatically into Common Stock at the Conversion Price on the second anniversary of the Debt Financing Closing, or in the event of a merger of the Company into another entity, a change in control of the Company or a sale of all or substantially all the Company's assets. The Conversion Price is subject to adjustment in certain circumstances. In addition, the Conversion Price is subject to reduction as specified in the Convertible Notes if the Company does not fulfill certain obligations to file a registration statement in a timely manner for the shares of Common Stock issuable upon conversion of the Convertible Notes. The Convertible Notes may be redeemed by the Company at 120% of the principal amount being redeemed, plus accrued interest, at the Company's sole election if the average closing price for the Common Stock for any five-day period is below $4.00. Moreover, no holder may convert any principal amount of Convertible Notes, without the Company's prior written consent, if such conversion would cause such holder's aggregate ownership of the Company's capital stock to exceed 4.9% of the Company's then issued and outstanding capital stock. Although the Company believes that its existing and available cash resources should be sufficient to meet its operating requirements through 1997, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. The Company's actual capital needs, however, will depend upon numerous factors, including the progress of the Company's software development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that any additional required financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.

SUBSTANTIAL DEPENDENCE ON RECENTLY INTRODUCED INTERNET SOFTWARE TOOLS

    Prior to 1996, DeltaPoint derived substantially all of its product revenues from licenses of DeltaGraph, its advanced charting and graphics software product. However, DeltaPoint's future revenue growth will continue to depend largely on the successful development, introduction and commercial acceptance of its Internet software tools. These consist of: QuickSite, its web creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996. Commercial acceptance of the Company's Internet software tools will require the Company to establish additional distribution channels and sales and marketing methods, of which there can also be no assurance, because these products will be targeted to existing customers as well as to a significantly different potential end user population. There can be no assurance that the Company can successfully manage the introduction of new versions of its existing Internet software tools or any other potential Internet software tools or that any of its existing or potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operation. See "Business--Strategy," "--Products" and "--Marketing and Distribution."

DEPENDENCE ON INTERNET

    Sales of the Company's Internet software tools will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet continues to be at an early stage of development. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the Internet does not become a viable commercial marketplace, the commercial benefit derived from the Company's Internet software tools would be materially adversely effected. See "Business--Products" and "--Marketing and Distribution."

RISKS ASSOCIATED WITH RETAIL DISTRIBUTION; SUBSTANTIAL CUSTOMER CONCENTRATION

    DeltaPoint sells its products to distributors for resale to certain retailers, including computer superstores and mass merchandisers. Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant portion of DeltaPoint's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor, constituted approximately 21% and 35% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. Sales to Ingram Micro Inc. constituted approximately 30% and 13% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. Any termination or significant disruption of DeltaPoint's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that DeltaPoint's existing distributors and retailers will continue to provide DeltaPoint's products with adequate levels of shelf space or promotional support. In addition, personal computer hardware and software companies have generally reported declines in gross margins and greater product returns as they have increased sales through the mass merchandise distribution channel. The Company expects that its margins will be similarly affected as it increases sales through this channel. See "Business--Marketing and Distribution."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company's revenues from international operations accounted for approximately 26% and 40% of the Company's net revenues in 1996 and 1995, respectively, of which approximately 79% and 87%, respectively, were derived from sales in Japan. The Company expects that revenues from these international operations will continue to represent a large percentage of its net revenues. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Strategy" and "--Marketing and Distribution."

RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DELAYS; RISK OF PRODUCT DEFECTS

    The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends upon its ability on a timely basis to enhance its existing products, introduce new products that address the changing requirements of its customers and anticipate or respond to technological advances, emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or enhancements to existing products or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Software products such as those offered by the Company often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. The Company has in the past discovered software defects in its products that have adversely affected its business and operating results. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner or if new versions of existing products contain unacceptable levels of product defects or do not achieve a significant degree of market acceptance, or any of the above situations occur there could be a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Marketing and Distribution" and "--Research and Development."

COMPETITION

    The Company competes on the basis of certain factors, including product quality, first-to-market product capabilities, product performance, ease of use, customer support and price. The Company believes it currently competes favorably overall with respect to these factors.

    The market in which the Company competes are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft, Software Publishing Corporation, Lotus, Corel, and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel Corporation, Visio Corporation and Micrografx Incorporated. In the Internet software tools market, the Company has encountered competition primarily from Netscape Communications Corporation, Microsoft, Adobe Systems Incorporated, Macromedia, Inc., NetObjects and Quarterdeck, Inc. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operation. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing price pressures. There can be no assurance that the Company will be able to maintain its historic pricing structure, and an inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected. See "Business--Competition."

RELIANCE ON MICROSOFT

    Microsoft Windows has gained widespread market acceptance as the dominant computer operating system. Accordingly, the Company has developed and/or is developing advanced charting and structured drawing and diagramming software products that function in the Microsoft Windows, Windows '95 or Windows NT environments, and anticipates future products will also be designed for use in these Microsoft environments. Because the Company expects that its Microsoft-based applications will account for a significant portion of new license revenue for the foreseeable future, sales of the Company's new products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows '95 and Windows NT. The Company's ability to develop products using the Microsoft Windows, Windows '95 and NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system, product line or strategy, or the decision by Microsoft to develop and market products that directly or indirectly compete with the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Strategy" and "--Competition."

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

    The Company's success depends to a significant extent upon the contributions of several key personnel, some of whom were only recently hired by the Company. The failure to attract and retain key personnel could have a material adverse affect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH MANAGING GROWTH

    In recent years, the growth of the Company's customer base and expansion of its product line has challenged, and is expected to continue to challenge, the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. Although the Company believes that its systems and controls are adequate for its current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELIANCE ON SOLE PRODUCT ASSEMBLER

    All of the Company's software products are currently assembled (i.e., the disk media, operating manual and other documentation are inserted in shrink wrap packaging) by a related third party assembler that beneficially owns approximately 1.5% of the Company's Common Stock as of December 31, 1996. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

RISKS ASSOCIATED WITH PRODUCT RETURNS; PRICE PROTECTION

    Consistent with industry practice, the Company allows distributors, retailers and end users to return products for credits towards the purchase of additional products. In addition, DeltaPoint's promotional activities, including free trial and satisfaction guaranteed offers, and competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the Company expects that the rate of product returns could increase to the extent that the Company introduces new versions of its existing products. For example, product returns may increase above historical levels as a result of new product introductions. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. Although the Company provides allowances for anticipated returns and price protection obligations, and believes its existing policies have resulted in the establishment of allowances that are adequate and have been adequate in the past, there can be no assurance that such product returns and price protection obligations will not exceed such allowances in the future and as a result will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED INTELLECTUAL PROPERTY PROTECTION

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

    The Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees will provide adequate protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information. See "Business--Proprietary Rights and Licenses."

    Although the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that the Company will not become involved in such proceedings. An adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may be required to obtain licenses to patents or proprietary rights of others, and there can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, it at all. See "Business--Property Rights and Licenses."

VOLATILITY OF STOCK PRICE; ILLIQUIDITY OF TRADING MARKET; DE-LISTING FROM NASDAQ
  SMALLCAP MARKET

    The Company's stock price has exhibited volatility since the Company's initial public offering in December 1995. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the Internet tools and visualization software industries and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

    The shares of Common Stock were quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and are traded on the Pacific Stock Exchange and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market it may be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules which may further limit the market liquidity of the Common Stock and the ability of purchasers of the Common Stock to sell such securities in the secondary market.

    The Company has not previously paid any dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company currently leases an approximately 12,000 square foot office suite located at 22 Lower Ragsdale Drive, Monterey, California under a lease that expires in October 1998 with a monthly rental of approximately $16,200. The Company holds an option to renew such lease at the end of the initial term for an additional three year term. The Company believes that these new facilities will be adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 20, 1995 through March 18, 1997 under the symbol "DTPT" and has been traded on the Pacific Stock Exchange since December 1995 through the present, under the symbol "DTP.P." The Common Stock is traded over-the-counter and is quoted on the OTC Bulletin Board under the symbol "DTPT" and on the "pink sheets" and remains on the Pacific Stock Exchange.

    The table below sets forth the high and low closing sale price of the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market through March 18, 1997 and the OTC Bulletin Board thereafter. Prior to the offering in December 1995, no established public trading market for the Company's Common Stock existed.

                                                                                HIGH        LOW
                                                                              ---------  ---------
YEAR ENDED DECEMBER 31, 1995
  Fourth quarter (from December 20, 1995)...................................  $    8.75  $    8.00
YEAR ENDED DECEMBER 31, 1996
  First quarter.............................................................  $    9.75  $    6.50
  Second quarter............................................................  $   17.25  $    9.50
  Third quarter.............................................................  $   13.75  $    5.88
  Fourth quarter............................................................  $   11.75  $    6.00
YEAR ENDING DECEMBER 31, 1997
  First quarter (through March 25, 1997)....................................  $    8.25  $    1.25

    The Company's Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. On March 25, 1997, the closing bid price for a share of the Company's Common Stock, as reported by the OTC Bulletin Board, was $2.37.

    The number of record holders of the Company's common stock as of March 25, 1997 was 46.

    The Company has not declared or paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" AND "BUSINESS."

OVERVIEW

    DeltaPoint was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. DeltaPoint commenced shipments of its initial product, DeltaGraph, at the end of 1989. In November 1995, the Company acquired technology required to develop WebAnimator, a multimedia authoring tool for the Web. In December 1995, the Company acquired technology to develop QuickSite, a Web site creation and management tool which was released in February 1996. The Company introduced WebTools in March 1996, WebAnimator in July 1996 and QuickSite Developer's Edition in September 1996. The Company plans to incur additional expenditures to develop Internet software tools or new versions of existing software tools over the next several quarters. Although the Company has historically derived substantially all of its revenues from charting and graphics software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of Internet software tools.

    The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty and packaging agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipping of the master copy of software, which allows the customer to license a specified number of copies of the Company's software, and a smaller percentage of aggregate revenues in the form of packaging fees, which are paid to the Company based on the manufacturing cost of products that the Company packages and ships for the customer over the life of the agreement. As a result, these agreements can lead to quarterly fluctuations in revenues and gross profit.

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

    Net revenues increased to $4,950,000 in 1996 from $4,043,000 in 1995. The increase of net revenues was primarily attributable to a refocusing of the Company's business into the Internet market. The Company believes that net revenues may remain flat until it has realized significant revenues from its Internet software tools released in 1996, such as QuickSite, QuickSite Developer's Edition, WebTools and WebAnimator, and from products that the Company develops or acquires in the future.

    The Company's gross profit has historically fluctuated from quarter to quarter based on the mix of revenues derived from software product sales, and, for reasons discussed above, royalty fees and packaging fees. The Company obtains higher than average gross profit on revenues derived from royalty fees because of the negligible costs associated with generating such revenues, and lower than average gross profit on packaging fees from these products, because packaging is sold at a price based on the manufacturing cost of the finished software product. The Company's gross profit has also fluctuated based on the mix of product revenues derived from sales of the Company's higher-margin DeltaGraph product and sales of lower-margin graphics utilities and Internet products where the Company must pay royalties to third parties. The Company believes these factors may impact its gross profit in the future. See "Risk Factors-- Substantial Dependence on Recent and Anticipated Product Introductions."

    The Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the mix of revenues derived from product sales and royalty and packaging fees, the level of product and price competition, the Company's success in expanding its direct sales efforts for its software products and indirect distribution channels for its Internet products and the ability of the Company to successfully develop and market new products and control costs. In particular, the Company's ability to achieve revenue growth and profitability in the future will be significantly dependent on the timely introduction and market acceptance of products the Company has recently introduced or is developing and the ability of the Company to successfully develop products for new and existing markets.

    The Company incurred a loss for the year ended December 31, 1995, in part due to a charge to operations recorded in the fourth quarter of approximately $1,240,000 resulting from the acquisition of certain Internet technologies for the portion of the purchase price determined to be in-process research and development and a decline in revenues from traditional products. In addition, the Company incurred a loss of $4,848,000 for the year ended December 31, 1996, in part due to the Company's investment in marketing and research for its Internet product line. The Company expects to incur losses from operations for at least the next 12 months, and perhaps longer, particularly if revenues do not increase significantly above current levels. There can be no assurance that the Company will not incur significant additional losses until it successfully develops or acquires new products or enhancements to existing products that generate significant revenues and profits.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                          --------------
                                                                          1996     1995
                                                                          -----    -----
Net revenues..........................................................    100.0%   100.0%
Cost of revenues......................................................     23.9     33.1
                                                                          -----    -----
    Gross profit......................................................     76.1     66.9
  Operating expenses:
  Sales and marketing.................................................     94.6     47.5
  Research and development............................................     52.9     50.4
  General and administrative..........................................     28.0     30.5
                                                                          -----    -----
    Total operating expenses..........................................    175.5    128.4
                                                                          -----    -----
Loss from operations..................................................    (99.4)   (61.5)
Interest income (expense).............................................      1.5     (3.6)
                                                                          -----    -----
    Net loss..........................................................    (97.9)%  (65.1)%
                                                                          -----    -----
                                                                          -----    -----

YEARS ENDED DECEMBER 31, 1996 AND 1995

    NET REVENUES. Net revenues increased by 22.4% from $4,043,000 for 1995 to $4,950,000 for 1996. The increase in revenue was primarily attributable to the introduction of Internet products, especially of QuickSite, DeltaPoint's award-winning Web site creation and management tool. International sales accounted for 39.8% of net revenues during 1995 and 26.3% for 1996. The decrease in international revenues was due to fewer Japanese license agreements offset partially by the release of QuickSite for the Japanese market. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

    GROSS PROFIT. Cost of revenues consists of direct material, labor, overhead, freight, post customer support and contract manufacturing costs associated with the manufacturing of the Company's products. The Company believes that these and other factors will contribute to the fluctuations of gross profit as a percentage of revenue. Gross profit increased from 66.9% of net revenues in 1995 to 76.1% of net revenues in 1996, primarily as a result of lower inventory write-offs and an absence of packaging fees in 1996. The Company's gross profit has varied quarter to quarter as a result of changes in customer and product mix, inventory write-offs due to new product releases, third party royalty obligations for the Company's Internet products and packaging revenues to the Company's Japanese distributor.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses increased to $4,685,000 or 94.6% of revenues for 1996 compared to $1,922,000 or 47.5% of in 1995. The increase in sales and marketing expenses was primarily due to a increase in headcount and an increase in the use of direct mail, telemarketing, consultants, print advertising, tradeshows and channel promotions used to promote the Company's Internet software tools which were released in 1996. The Company expects that sales and marketing costs will increase in future periods because the Company intends to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

    RESEARCH AND DEVELOPMENT. Research and development expenses include personnel, consultants and amortization of purchased software. Research and development expenses increased to $2,618,000 or 52.9% of revenues for 1996 compared to $2,036,000 or 50.4% of revenues in 1995. The increase in research and development expenses was primarily due to a staffing increase for the development of QuickSite, QuickSite Developer's Edition, WebAnimator and DeltaGraph. In addition, the Company retained several consultants to aid in the development process. In 1995, the Company has a charge to operations of $1,240,000 resulting from the acquisition of certain Internet technologies for the portion of the purchase price determined to be in-process technology as such technology had not reached technological feasibility and had no alternative future use. The Company expects that research and development costs will increase in future periods due to further development of the Company's new products and updated and cross platform versions of the Company's existing products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1,388,000 or 28.0% of revenues for 1996 compared to $1,234,000 or 30.5% of revenues in 1995. The increase in general and administrative expenses was primarily attributable to a severance expense charge of $505,000 relating to the departure of the Company's former Chief Executive Officer offset by a decrease in bad debt expense of $176,000. The Company expects that general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its operations.

    PROVISION FOR INCOME TAXES. There was no provision for taxes in 1995 or 1996 due to net operating losses. At December 31, 1996, the Company had approximately $7,000,000 of federal net operating loss carryforwards which expire in varying amounts through 2011. Due to certain changes in the ownership of the Company, approximately $1,700,000 and $1,200,000 of these losses are subject to annual limitations of approximately $142,000 and $301,000, respectively. If certain additional changes in the Company's ownership occur, the Company's use of net operating loss carryforwards may be subject to a lower annual limitation.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31 1996, the Company had a working capital balance of $431,000 and shareholders' equity of $1,041,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan and the private sale of debt securities. Since inception, the Company has received approximately $15 million in proceeds from private sales of preferred stock and convertible debt and from the Company's initial public offering of common stock.

    The Company used net cash in operations of $1,646,000 in 1995 and $4,618,000 in 1996. Net cash used in 1995 consisted primarily of a net loss of $2,632,000, an increase in accounts receivable of $642,000, largely because of significant sales of the Company's products in the last 30 days of the third quarter of 1995 with extended payment terms, a decrease in accounts payable of $751,000, partially offset by a $1,240,000 charge to operations from the acquisition of certain Internet technologies for the portion of the purchase price determined to be in-process technology and an increase in accrued liabilities of $670,000. Net cash used in 1996 consisted primarily of a net loss of $4,848,000.

    The Company obtained net cash from financing activities of $6,499,000 in 1995 and $3,474,000 in 1996. Net cash obtained in 1995 consisted primarily of $5,143,000 in net proceeds from the Company's initial public offering of common stock and other equity financing. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the exercise of the overallotment from the initial public offering of common stock, proceeds resulting from the exercise of stock options and warrants of $1,609,000 and the issuance of Convertible Notes with net proceeds of $1,949,000 offset by the payment of $865,000 for prior notes payable.

    For the year ended December 31, 1996, the Company's capital expenditures totaled approximately $343,000 and were attributable to acquisitions of personal computers and computer workstation equipment used to support the Company's development efforts.

    In November and December of 1995, the Company acquired technology required to develop WebAnimator , QuickSite, and WebTools. The Company acquired the technologies for an aggregate purchase price of $1,690,000 of which $1,090,000 was to be paid in cash. As of December 31, 1996, $1,090,000 of these aggregate cash payments had been made. The Company recorded a charge of $1,240,000 to operations in 1995 from the acquisition of these technologies for the portion of the purchase price determined to be in-process technology.

    As of December 31, 1996, the Company's cash and cash equivalents was $3,142,000 including approximately $1,949,000 in net proceeds from the Debt Financing in December 1996. Although the Company believes that its existing and available cash resources should be sufficient to meet its operating requirements through 1997, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth may require the Company to obtain additional sources of financing. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities, the cost of increasing the Company's sales and marketing activities and the amount of cash generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. There can be no assurance that any additional required financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and result of operation. See "Risk Factors--Recent and Expected Losses; Accumulated Deficit; Going Concern Assumption; Quarterly Fluctuations and Performance; and Critical Need for Additional Capital; No Assurance of Future Financing."

ITEM 7. FINANCIAL STATEMENTS

                                DELTAPOINT, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          26
Balance Sheet as of December 31, 1996 and 1995.............................................................          27
Statement of Operations for the Years Ended December 31, 1996 and 1995.....................................          28
Statement of Shareholders' Equity (Deficit) for the Years ended December 31, 1996 and 1995.................          29
Statement of Cash Flows for the Years Ended December 31, 1996 and 1995.....................................          30
Notes to Financial Statements..............................................................................          31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of DeltaPoint, Inc.

    In our opinion, the accompanying balance sheet and the related statement of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of DeltaPoint, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $13,666,000 and has incurred recent significant losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

San Jose, California
January 27, 1997, except for the first paragraph of Note 11, which is as of February 26, 1997 and the second paragraphs of Note 1 and
 Note 11 which are as of March 25, 1997

                                DELTAPOINT, INC.

                                 BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents................................................................  $    3,142  $   4,629
  Accounts receivable, net of allowance for doubtful accounts of $118 and $259.............       1,904      1,225
  Inventories..............................................................................         133        182
  Prepaid expenses and other current assets................................................         557        194
                                                                                             ----------  ---------
    Total current assets...................................................................       5,736      6,230
Property and equipment, net................................................................         277         49
Purchased software, net....................................................................         299        438
Deposits and other assets..................................................................          34         47
                                                                                             ----------  ---------
                                                                                             $    6,346  $   6,764
                                                                                             ----------  ---------
                                                                                             ----------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $    1,238  $     665
  Accrued liabilities......................................................................       1,146      1,337
  Reserve for returns......................................................................         771        398
  Notes payable............................................................................       2,150        865
  Current portion of capital lease obligations.............................................      --             50
                                                                                             ----------  ---------
    Total current liabilities..............................................................       5,305      3,315
Commitments and contingencies (Note 6).....................................................
Shareholders' equity :
  Preferred stock, no par value, 4,000,000 shares authorized, none issued or outstanding...      --         --
  Common stock, no par value, 25,000,000 shares authorized 2,485,540 and 2,025,243 shares
    were issued and outstanding............................................................      14,707     12,267
  Accumulated deficit......................................................................     (13,666)    (8,818)
                                                                                             ----------  ---------
    Total shareholders' equity.............................................................       1,041      3,449
                                                                                             ----------  ---------
                                                                                             $    6,346  $   6,764
                                                                                             ----------  ---------
                                                                                             ----------  ---------

  The accompanying notes are an integeral part of these financial statements.

                                DELTAPOINT, INC.

                            STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
Net revenues.................................................................................  $   4,950  $   4,043
Cost of revenues.............................................................................      1,181      1,337
                                                                                               ---------  ---------
  Gross profit...............................................................................      3,769      2,706
                                                                                               ---------  ---------
Operating expenses:
  Sales and marketing........................................................................      4,685      1,922
  Research and development...................................................................      2,618      2,036
  General and administrative.................................................................      1,388      1,234
                                                                                               ---------  ---------
                                                                                                   8,691      5,192
                                                                                               ---------  ---------
Loss from operations.........................................................................     (4,922)    (2,486)
Interest income (expense)....................................................................         74       (146)
                                                                                               ---------  ---------
Net loss.....................................................................................  $  (4,848) $  (2,632)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Net lossper share............................................................................  $   (2.17) $   (2.42)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Shares and share equivalents used in per share calculations..................................      2,231      1,086
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                                DELTAPOINT, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       COMMON STOCK
                                                                   ---------------------  ACCUMULATED
                                                                     SHARES     AMOUNT      DEFICIT       TOTAL
                                                                   ----------  ---------  ------------  ---------
Balance at December 31, 1994.....................................     182,717  $     145   $   (6,186)  $  (6,041)
  Exercise of stock options......................................         382          1       --               1
  Issuance of warrants...........................................      --              6       --               6
  Sale of common stock...........................................   1,100,000      5,143       --           5,143
  Issuance of common stock for acquisition of purchased
    technology...................................................     100,000        600       --             600
  Conversion ofmandatorily redeemable convertible preferred
    stock........................................................     578,810      5,992       --           5,992
  Conversion of notes payable and accrued interest...............      63,334        380       --             380
  Net loss.......................................................      --         --           (2,632)     (2,632)
                                                                   ----------  ---------  ------------  ---------
Balance at December 31, 1995.....................................   2,025,243     12,267       (8,818)      3,449
  Issuance of common stock.......................................     379,297      1,797       --           1,797
  Exercise of stock options......................................      81,000        643       --             643
  Net loss.......................................................      --         --           (4,848)     (4,848)
                                                                   ----------  ---------  ------------  ---------
Balance at December 31, 1996.....................................   2,485,540  $  14,707   $  (13,666)  $   1,041
                                                                   ----------  ---------  ------------  ---------
                                                                   ----------  ---------  ------------  ---------

   The accompanying notes are an integral part of these financial statements.

                                DELTAPOINT, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net loss...................................................................................  $  (4,848) $  (2,632)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................................        254        163
    In process research and development......................................................     --          1,240
    Other....................................................................................     --             40
    Change in assets and liabilities:
      Accounts receivable....................................................................       (679)      (642)
      Inventories............................................................................         49         44
      Prepaid expenses and other current assets..............................................       (162)      (113)
      Accounts payable.......................................................................        573       (751)
      Accrued liabilities....................................................................       (191)       670
      Reserve for returns....................................................................        373        326
      Deposits and other assets..............................................................         13          9
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (4,618)    (1,646)
                                                                                               ---------  ---------

Cash flows used in investing activities:
  Acquisition of property and equipment......................................................       (340)       (29)
  Acquisition of purchased software..........................................................         (3)      (225)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................       (343)      (254)
                                                                                               ---------  ---------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net.............................................     --          1,815
  Proceeds from issuance of common stock and warrants, net...................................      2,440      5,150
  Proceeds from issuance of notes payable, net...............................................      1,949     --
  Repayment of note payable..................................................................       (865)      (289)
  Repayment of capitalized lease obligations.................................................        (50)      (177)
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................      3,474      6,499
                                                                                               ---------  ---------

(Decrease) increase in cash and cash equivalents.............................................     (1,487)     4,599

Cash and cash equivalents at beginning of year...............................................      4,629         30
                                                                                               ---------  ---------
Cash and cash equivalents at end of year.....................................................  $   3,142  $   4,629
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                                DELTAPOINT, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

    Founded in 1989, DeltaPoint, Inc. (the Company), has headquarters in Monterey, California, and distribution partners in the United States, Europe, Japan, and Asia-Pacific. DeltaPoint, Inc. provides developers of individual, corporate and commercial Web sites with advanced Web creation and management tools based on database component technology. In addition, the Company provides visualization software products that are designed to facilitate the collection, interpretation and management of business and technical information across multiple computing environments.

    At December 31, 1996, the Company has an accumulated deficit of $13,666,000 and has incurred significant recent losses from operations. The Company plans to continue to develop and introduce updated versions of its existing products and to continue to promote its Web tools software products. There can be no assurance that the Company will not incur additional losses until its planned and existing products generate significant revenues. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Additional equity or debt financing may be required to enable the Company to continue its operations and achieve its plans for 1997 and beyond. Management is currently pursuing additional capital financing although recent attempts to secure such financing on acceptable terms have been unsuccessful (see Note 11). If the Company is unable to obtain such financing, it will be required to reduce discretionary spending in order to maintain operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    The following is a summary of the Company's significant accounting policies:

    USE OF ESTIMATES

    The preparation of financial statements in conformity with a generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    REVENUE RECOGNITION

    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition.

    Software product sales are recognized upon shipment of the product, net of appropriate allowances for estimated returns. Revenues from software royalty and packaging agreements are recognized upon shipment of a master copy of the software product and packaging if no significant vendor obligations remain under the terms of the agreements, any amounts paid are nonrefundable and collection is probable. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company grants distributors and resellers certain rights of return, price protection and stock rotation rights on unsold merchandise. Accordingly, reserves for estimated future returns, credits for price protection and stock rotation rights are accrued upon shipment based upon historical experience.

    The Company provides a limited amount of free telephone technical support to customers. These activities are generally considered insignificant post contract customer support obligations. Estimated costs of these activities are accrued at the time of product shipment.

                                DELTAPOINT, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) Revenue from international customers, primarily in Japan accounted for 26%
and 40% of net revenues in 1996 and 1995, respectively. Sales to customers in excess of 10% of net revenues is presented below:

                                                                                 YEAR ENDED DECEMBER
                                                                                         31,
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Customer A.....................................................................        21%        35%
Customer B.....................................................................        30%        13%

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in the cash equivalent balance at December 31, 1996, were $1,000,000 in certificates of deposit. The Company did not have any short-term investments outstanding at December 31, 1996 and 1995.

    STOCK BASED COMPENSATION

    The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, as permitted by the Financial Accounting Standards Board's Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does no require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are presented in Note 9.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the asset.

    PURCHASED SOFTWARE

    Purchased software is recorded at cost and amortized using the straight line method over the three-year estimated life of the asset.

    SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("FAS 86") requires the capitalization of certain software development costs once

                                DELTAPOINT, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) technological feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and accordingly have not been capitalized

    CONCENTRATION OF CREDIT RISKS

    Financial instruments that potentially subject the Company to significant concentrations of credit risks consist principally of cash and accounts receivable. The Company places its cash in interest bearing accounts and certificates of deposit in high quality financial institutions. The Company sells its products primarily to end-users, distributors and resellers in a variety of industries located primarily in the United States and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. To date, the Company has not experienced any material credit losses.

    At December 31, 1996 three customers accounted for 83% of accounts receivable. At December 31, 1995 five customers accounted for 86% of accounts receivable.

    NET LOSS PER SHARE

    Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares (consisting of warrants and stock options) are excluded from the computation if their effect is anti-dilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period from November 1994 to November 1995 have been included in the calculation as if they were outstanding for all periods through November 1995 (using the treasury stock method for the options and warrants at the initial public offering price).

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, including accounts receivable and notes payable, approximates fair values.

    INCOME TAXES

    The Company utilizes the liability method of accounting for income taxes and accordingly, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the financial statements in order to conform to the 1996 presentation.

                                DELTAPOINT, INC.

NOTE 2--BALANCE SHEET DETAILS (IN THOUSANDS):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Inventories:
  Raw materials..........................................................  $      84  $     119
  Finished goods.........................................................         49         63
                                                                           ---------  ---------
                                                                           $     133  $     182
                                                                           ---------  ---------
                                                                           ---------  ---------

Purchased software:
  Purchased software.....................................................  $     453  $     450
  Less: accumulated amortization.........................................       (154)       (12)
                                                                           ---------  ---------
                                                                           $     299  $     438
                                                                           ---------  ---------
                                                                           ---------  ---------

Property and equipment:
  Computer equipment and software........................................  $   1,160  $     936
  Furniture and fixtures.................................................        139        139
  Leasehold improvements.................................................         31     --
                                                                           ---------  ---------
                                                                               1,330      1,075
  Less: accumulated depreciation.........................................     (1,053)    (1,026)
                                                                           ---------  ---------
                                                                           $     277  $      49
                                                                           ---------  ---------
                                                                           ---------  ---------

Accrued liabilities:
  Accrued royalties......................................................  $     315  $     351
  Accrued compensation...................................................        369        303
  Other..................................................................        462        683
                                                                           ---------  ---------
                                                                           $   1,146  $   1,337
                                                                           ---------  ---------
                                                                           ---------  ---------

    Included in the December 31, 1996 and 1995 balances of computer equipment and software are $531,000 of assets acquired under capital leases. Accumulated depreciation associated with these leases approximates $531,000 and $481,000 at December 31, 1996 and December 31, 1995, respectively.

    In 1995, the Company acquired certain Internet technologies, including the source code and related documentation. The aggregate purchase price of these technologies was $1,690,000, which was comprised of (i) $1,090,000 in cash, payable in installments through August 1996 and (ii) the issuance of 100,000 shares of the Company's common stock. The Company is also required to pay royalties on sales of the products developed from these technologies. The Company made installment payments for the technology of $865,000 and $225,000 for the years ended December 31, 1996 and 1995, respectively. Cash paid during the year for royalties on sales of the product totaled and $33,000 in 1996 and $0 in 1995. Amounts due to these suppliers for royalties are included in accrued liabilities at December 31, 1996 and totaled $205,000.

    Approximately $1,240,000 of the purchase price was allocated to in-process technology. In connection with these acquisitions, the Company determined that the majority of the purchase price represented in-process technology and because such technology had not reached the stage of technological feasibility and had no alternative future use, the amount was immediately charged to operations.

                                DELTAPOINT, INC.

NOTE 3--SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

    In December 1995, upon the closing of the Company's initial public offering, all outstanding shares Mandatorily Redeemable Convertible Preferred Stock where converted into common stock. In addition, the Company converted related party notes payable totaling $300,000 and accrued interest on the notes totaling $80,000 into 63,334 shares of common stock.

    In November and December 1995, the Company acquired intellectual property for a total purchase price of $1,690,000 which was comprised of the (i) issuance of 100,000 shares of common stock at $6.00 per share, (ii) a cash payment of $225,000 and (iii) $865,000 which was paid in installments through August 1996.

    Cash paid during the year for interest totaled $28,000 and $146,000 for 1996 and 1995 respectively.

NOTE 4--RELATED PARTY TRANSACTIONS:

    The Company purchases goods and services from a supplier who is a shareholder of the Company. Purchases from this supplier totaled $271,000 and $354,000 for the years ended December 31, 1996 and 1995, respectively. Amounts due to this supplier are included in accounts payable at December 31, 1996 and 1995 and totaled $72,000 and $55,000, respectively.

NOTE 5--NOTES PAYABLE:

    On December 31, 1996, the Company issued $2,150,000 of convertible promissory notes payable. The notes bear interest at 6% payable semi-annually over their two year term. The notes are convertible into common stock at the option of the holder with 33%, 67%, and 100% of the principal value of the notes convertible on March 1, March 31, and April 30, 1997, respectively. The notes automatically convert upon a change in control of the Company or December 31, 1998. The conversion price of the notes is calculated as the lower of (a) 80% of the average closing bid price of the Company's common stock, as reported by the Nasdaq Small Cap Market, for the five business days prior to a written notice of conversion by the holder or (b) the average closing offer price of the Company's common stock, as reported by the Nasdaq Small Cap Market, for the five business days prior to the notes' issuance. The notes are convertible into 105,392, 210,784 and 316,176 shares of common stock on March 1, March 31, and April 30, 1997, respectively based upon the average closing price of the Company's common stock for the five business days prior to the notes' issuance date. The Company may call all or part of the outstanding notes' balance within a ten day period of the average closing offer price of the Company's common stock, as determined by the Nasdaq Small Cap Market, being less than $4.00 for any five day period. The call price is equal to 120% of the principal called.

    The Company has deferred and included in other current assets $230,000 of debt issuance costs related to the notes and will be amortized over the two year term using the interest method. In connection with the issuance of the notes, the Company granted the underwriters 16,538 warrants at an exercise price of $6.50 and exercisable through December 2001. Included in the deferred debt issuance costs is $29,000 representing the value of the warrants on the date of grant.

    The Company has reserved 316,176 shares of common stock for issuance under the conversion of the notes.

                                DELTAPOINT, INC.

NOTE 6--COMMITMENTS AND CONTINGENCIES:

    COMMITMENTS

    The Company leases its facilities under noncancellable operating leases. Rent expense was $194,000 and $262,000 for the years ended December 31, 1996 and 1995, respectively.

    Future minimum lease payments are as follows (in thousands):

                                                                                      OPERATING
YEAR ENDING DECEMBER 31,                                                               LEASES
-----------------------------------------------------------------------------------  -----------
1997...............................................................................         206
1998...............................................................................         155
                                                                                          -----
Total minimum lease payments.......................................................   $     361
                                                                                          -----
                                                                                          -----

    CONTINGENCIES

    In the normal course of business, the Company from time to time receives inquiries with regards to possible patent infringement. Management believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company's financial position or results of operations or liquidity.

NOTE 7--INCOME TAXES:

    No provision for income taxes has been recorded for any periods presented due to net operating losses. At December 31, 1996, the Company had approximately $7,000,000 of federal net operating loss carryforwards which expire in varying amounts through 2011. Due to certain changes in the ownership of the Company, approximately $1,700,000 and $1,200,000 of these losses are subject to annual limitations of approximately $142,000 and $301,000, respectively.

    A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
U.S. federal statutory rate..........................................................      (34.0)%     (34.0)%
State and local taxes, net of U.S. federal benefit...................................       (8.8)      (9.1)
Reserved net deferred tax assets and others..........................................       42.8       43.1
                                                                                       ---------  ---------
                                                                                          --%        --%
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                                DELTAPOINT, INC.

NOTE 7--INCOME TAXES: (CONTINUED)
    The components of the net deferred tax assets consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
Deferred tax assets:
  Net operating losses...............................................................  $   2,788  $     940
  Reserves, accruals and depreciation................................................        767        885
  Tax credit carryforwards...........................................................     --             10
                                                                                       ---------  ---------
                                                                                           3,555      1,835
  Deferred tax: valuation allowance..................................................     (3,555)    (1,835)
                                                                                       ---------  ---------
Net deferred tax asset...............................................................  $  --      $  --
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    The Company has determined that, under FAS 109, it is more likely than not that the deferred tax assets at December 31, 1996 and 1995 would not be realized and, accordingly, a full valuation reserve has been established. Management's assessment is based on the Company's history of net operating losses.

NOTE 8--COMMON STOCK AND WARRANTS:

    COMMON STOCK:

    In December 1995, the Company completed its initial public offering of 1,100,000 shares of its common stock at a per share price of $6.00 and realized net proceeds of $5,143,000. In addition, common stock as of December 31, 1996 reflects the January 1996 sale of 165,000 shares of common stock issued in the overallotment of the Company's initial public offering. Net proceeds to the Company resulting from the overallotment were $831,000. Common stock also reflects net proceeds resulting from the exercise of warrants totaling $966,000 and the exercise of stock options from the 1995 Stock Option Plan of $643,000.

    WARRANTS:

    The following warrants were outstanding and exercisable at December 31, 1996:

                           ISSUED IN
WARRANTS OUTSTANDING    CONNECTION WITH     ISSUANCE DATE  EXPIRATION DATE  WARRANT EXERCISE PRICE
--------------------  --------------------  -------------  ---------------  -----------------------
         71,875              Equity            Nov. 1995        Nov. 2000          $    7.20
        110,000              Equity            Dec. 1995        Dec. 2000          $    7.20
         16,538        Convertible Notes       Dec. 1996        Dec. 2002          $    6.50
        -------
        198,413
        -------
        -------

    The 71,875 outstanding warrants issued in November 1995 have an exercise price of $7.20 per share for the first thirty (30) months of the warrant term and $8.40 per share for the remaining warrant term. The Company has reserved 198,413 shares of common stock for issuance upon the exercise of the outstanding warrants.

                                DELTAPOINT, INC.

NOTE 9--STOCK OPTION PLAN:

    The Company has three Stock Option Plans (the Plans) which provide for the issuance of stock options to employees of the Company. The Company has reserved an aggregate of 885,462 shares of Common Stock for issuance upon the exercise of options granted under these plans, including 200,000 shares approved by the Company's shareholders at the annual meeting in June 1996. Options to purchase 171,804 and 41,588 shares were vested and exercisable at December 31, 1996 and 1995 respectively. Options granted under the Plans are for periods not to exceed 10 years. Non-employee members of the Board of Directors are eligible for automatic option grants under the 1995 Stock Option Plan (the 1995 Plan). All options granted under the Plans must be at prices not less that fair market value at the date of grant, except for the 1995 Plan for which options can be granted at prices not less than 85% of the fair market value at the date of grant. The Board of Directors may amend, modify or terminate the Plans at their discretion.

    The following table summarizes activity under the Company's Stock Option
Plans:

                                                                                  OPTIONS OUTSTANDING
                                                                  SHARES    -------------------------------
                                                                AVAILABLE                WEIGHTED AVERAGE
                                                                FOR GRANT     SHARES      EXERCISE PRICE
                                                                ----------  ----------  -------------------
Balance at December 31, 1994..................................      27,230      38,127            6.63
Additional shares reserved....................................     620,000      --              --
Options granted...............................................    (525,000)    525,000            4.08
Options exercised.............................................      --            (382)           6.63
                                                                ----------  ----------             ---
Options canceled..............................................       3,321      (3,321)           6.63
Balance at December 31, 1995..................................     125,551     559,424            3.89
Additional shares reserved....................................     200,000      --              --
Options granted...............................................    (433,677)    433,677            8.54
Options exercised.............................................      --         (81,000)           3.64
Options canceled..............................................     171,593    (171,593)           4.85
                                                                ----------  ----------             ---
Balance at December 31, 1996..................................      63,467     740,508            6.68
                                                                ----------  ----------             ---
                                                                ----------  ----------             ---

The following table summarized information about employee stock options outstanding at December 31, 1996:

                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -------------------------------------------------------  ----------------------------------------
                                NUMBER         WEIGHTED AVERAGE       WEIGHTED           NUMBER          WEIGHTED AVERAGE
                            OUTSTANDING AT         REMAINING           AVERAGE       EXERCISABLE AT      EXERCISE PRICE AT
RANGE OF EXERCISE PRICE    DECEMBER 31, 1996   CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1996    DECEMBER 31, 1996
-------------------------  -----------------  -------------------  ---------------  -----------------  ---------------------
$3.50....................        236,611                 8.9               3.50            92,998                 3.50
$4.80-6.63...............         75,759                 9.0               5.95            37,834                 5.89
$7.50....................        140,000                 9.9               7.50             2,222                 7.00
$7.75-7.83...............         99,788                 9.3               7.82            --                   --
$9.50-11.50..............        188,350                 9.4               9.78            38,750                 9.50
                                 -------                                                  -------
  Total..................        740,508                 9.3               6.68           171,804                 5.43
                                 -------                                                  -------
                                 -------                                                  -------

                                DELTAPOINT, INC.

NOTE 9--STOCK OPTION PLAN: (CONTINUED)
    FAIR VALUE DISCLOSURES

    Had compensation cost for the Plans been determined based on the fair value of each stock option grant on its grant date, as prescribed in FAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                                     YEAR ENDED DECEMBER
                                                                                             31,
                                                                                     --------------------
                                                                                       1996       1995
                                                                                     ---------  ---------
Net loss:
  As reported......................................................................  $  (4,848) $  (2,632)
  Pro forma........................................................................  $  (5,450) $  (2,704)
Net loss per share:
  As reported......................................................................  $   (2.17) $   (2.42)
  Pro forma........................................................................  $   (2.44) $   (2.49)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 80.6%; risk-free interest rate of 6.07% for 1996 and 5.57% for 1995 for options granted; and a weighted average expected option term of 3.9 years for 1996 and 4.3 years for 1995.

    The above pro forma amounts include compensation expense based on the fair value of options granted and vesting during the years ended December 31, 1996 and 1995 and exclude the effects of options granted prior to January 1, 1995. Accordingly, the above pro forma net loss and net loss per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.

NOTE 10--401(K) PLAN:

    During 1992, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code (the "Code"), whereby substantially all employees are eligible to contribute up to 20% of their pre-tax earnings, not to exceed amounts allowed under the Code. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. No employer contributions have been made to the 401(k) Plan by the Company.

NOTE 11--SUBSEQUENT EVENT:

    On February 26, 1997, the Company reached an agreement with a third party to issue and sell to such party an aggregate of 1,000 shares of Series A Preferred Stock, for cash in the aggregate amount of $1,000,000. Each share of Series A Preferred Stock would have been convertible at any time, at the option of the holder, into shares of Common Stock.

    For various reasons, the closing conditions to this agreement did not occur and the financing was subsequently terminated. The Company is seeking additional financing (see Note 1).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
  SECTION 16(A) OF THE EXCHANGE ACT.

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

 EXHIBIT NO.   DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
 3.1*          Registrant's Amended and Restated Articles of Incorporation
 3.2(1)        Registrant's Bylaws
 3.3*          Certificate of Determination of Series A Preferred Stock.
 4.1(1)        Specimen Certificate of Registrant's Common Stock
 4.2(1)        Form of Warrant
 4.3(1)        Form of H.J. Meyers & Co.'s Warrant
 4.4(1)        Loan and Warrant Agreement between Registrant and certain investors dated as of March 29, 1993
 4.5(1)        Amended and Restated Investor Rights Agreement between Registrant and the investors specified therein dated as of November 6, 1995
10.1(1)        Real Property Lease between Registrant and Owens Mortgage Investment Fund dated as of August 18,
                 1995
10.2(1)        1990 Stock Option Plan
10.3(1)        1992 Stock Option Plan
10.4(1)(3)     1995 Stock Option Plan
10.5(1)        Form of Indemnification Agreement
10.6(1)(2)     License Agreement between Registrant and Smart Draw Software, Inc. Dated as of April 19, 1995
10.7(1)        License Agreement between Registrant and Halcyon Software, Inc. dated as of June 30, 1992

 EXHIBIT NO.   DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
10.8.1(1)(2)   Distribution Agreement between Registrant and Nippon Polaroid Kabushiki Kaishi dated as of November
                 12, 1991
10.8.2(1)(2)   Distributor Software License Agreement between Registrant and Nippon Polaroid K.K. Supplements dated as of December 24, 1993, June 6, 1994 and two supplements dated as of June 28, 1995
10.9(1)        Series C Preferred Stock Purchase Agreement dated April 6, 1994 among the Registrant and the investors named therein
10.10(1)       Series D Preferred Stock and Warrant Purchase Agreement dated May 24, 1995 among Registrant and the investors named therein
10.11(1)       Series E Preferred Stock and Warrant Purchase Agreement dated November 6, 1995 among Registrant and the investors named therein
10.12(1)       Employment Agreement dated as of November 1, 1995 between Registrant and Donald B. Witmer
10.13.1(1)     Business Loan Agreement between Registrant and Silicon Valley Bank dated as of August 24, 1994
10.13.2(1)     Promissory Note between Registrant and Silicon Valley Bank dated as of August 24, 1994
10.14(1)       Conversion of Promissory Notes and Exchange of Warrants Agreement dated as of November 8, 1995 among Registrant, Hummer Winblad Venture Partners, Hummer Winblad Technology Fund, Oak Investment
                 Partners V, Limited Partnership and Oak V Affiliates Fund, Limited Partnership.
10.15(1)       License Agreement between Registrant and Altura Software, Inc. dated June 7, 1994
10.16(1)       Employment Agreement dated November 8, 1995 between Registrant and Raymond R. Kingman, Jr.
10.17(1)       Employment Agreement dated November 8, 1995 between Registrant and William G. Pryor
10.18(1)       Offer letter dated December 5, 1995 between the Registrant and Spencer A. Leyton
10.19(1)(2)    Letter of Intent dated November 21, 1995 between DeltaPoint and Richard Blum
10.20(1)(2)    Agreement dated December 15, 1995 among Registrant, Global Technologies Corporation and William
                 French
10.21(1)       Termination Agreement dated as of November 8, 1995 among the Company and certain shareholders of the Company named therein
10.22(1)       Amendment Agreement dated as of December, 1995 among the Company and certain shareholders of the
                 Company named therein
10.23(3)       Employment Agreement dated December 26, 1995 between Registrant and William A. French
10.24(4)       Separation Agreement and Release between Registrant and Raymond R. Kingman, Jr. dated April 5, 1996
10.25(4)       Offer letter dated March 29, 1996 between Registrant and John J. Ambrose
10.26(5)       Form of 6% Convertible Subordinated Debentures issued by Registrant on December 31, 1996 to High
                 Risk Opportunities Hub Fund Ltd. and American High Growth Equities Retirement Trust
10.27(5)       Form of Subscription Agreement governing issuance of 6% Convertible Subordinated Debentures
23.1*          Consent of Price Waterhouse LLP
24.1*          Power of Attorney

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2, filed December 19, 1995 (File No. 33-99300).

(2) Confidential treatment requested as to certain portions of this exhibit.

(3) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed March 6, 1996 (File No. 333-2192).

(4) Incorporated by reference to Registrant's Registration Statement on Form SB-2, filed April 17, 1996 (File No. 333-3784).

(5) Incorporated by reference to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed February 28, 1997 (File No. 333-17733).

 *  Filed herewith.

    (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DELTAPOINT, INC.

Dated: March 27, 1997           By:             /s/ DONALD B. WITMER
                                     -----------------------------------------
                                                  Donald B. Witmer
                                      CHIEF FINANCIAL OFFICER, CHIEF OPERATING
                                                OFFICER AND DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald B. Witmer, his attorney-in-fact with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Financial Officer,
     /s/ DONALD B. WITMER         and (Principal Financial
------------------------------    and Accounting Officer),    March 27, 1997
       Donald B. Witmer           Chief Operating Officer
                                  and Director

       /s/ JOHN HUMMER
------------------------------  Director                      March 27, 1997
         John Hummer

      /s/ PATRICK GRADY
------------------------------  Director                      March 27, 1997
        Patrick Grady

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                   SEQUENTIALLY
  NUMBER                                              EXHIBITS                                              NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -----------------
      23.1   Consent of Price Waterhouse L.L.P., Independent Accountants
       3.1   Registrant's Amended and Restated Articles of Incorporation
       3.3   Certificate of Determination of Series A Preferred Stock