Form 10QSB
period 1997-03-31
DELTAPOINT INC
filed 1997-05-14
CIK 1003754

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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
Yes   X    No
   -------   ------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997: 2,567,873

    Transitional Small Business Disclosure Format (check one)  Yes      No   X
                                                                  -----    -----

                                   DELTAPOINT, INC.

                                        INDEX
                                        -----

                                                                          Page
                                                                          ----
Part 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Balance Sheets
                   March 31, 1997 (unaudited) and December 31, 1996         3

                   Condensed Statements of Operations (unaudited)
                   Three months ended March 31, 1997 and 1996               4

                   Condensed Statements of Cash Flows (unaudited)
                   Three months ended March 31, 1997 and 1996               5

                   Notes to Condensed Financial Statements                  6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       18

         Item 6.   Exhibits and Reports on Form 8-K                        18

Signature                                                                  19

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                   DELTAPOINT, INC.

                               CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                          MARCH 31,     DEC. 31,
                                                            1997          1996
                                                        -----------    ---------
                                                        (UNAUDITED)
                        ASSETS

Current assets:
  Cash and cash equivalents...........................    $  1,548     $  3,142
  Accounts receivable, net of allowance for doubtful
    accounts of $118 and $118.........................       1,577        1,904
  Inventories.........................................         100          133
  Prepaid expenses and other current assets...........         326          557
                                                          --------     --------
      Total current assets............................       3,551        5,736
Property and equipment, net...........................         252          277
Purchased software, net...............................         261          299
Deposits and other assets.............................          29           34
                                                          --------     --------
                                                          $  4,093     $  6,346
                                                          --------     --------
                                                          --------     --------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................    $  1,389     $  1,238
  Accrued liabilities.................................         993        1,146
  Reserve for returns.................................         483          771
  Notes payable.......................................       2,150        2,150
  Current portion of capital lease obligations........          --           --
                                                          --------     --------
      Total current liabilities.......................       5,015        5,305

Commitments and contingencies

Shareholders' (deficit) equity :
  Preferred Stock, no par value, 4,000,000 shares
    authorized, none issued or outstanding............         ---          ---
  Common stock, no par value, 25,000,000 shares
    authorized 2,489,873 and 2,485,540 shares were
    issued and outstanding............................      15,265       14,707
  Accumulated deficit                                      (16,187)     (13,666)
                                                          --------     --------
      Total shareholders' (deficit) equity...........         (922)       1,041
                                                          --------     --------
                                                          $  4,093     $  6,346
                                                          --------     --------
                                                          --------     --------

    The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           -------------------
                                                             1997       1996
                                                           --------   --------

Net revenues.........................................      $  1,023   $    760
Cost of revenues.....................................           320        338
                                                           --------   --------
  Gross profit.......................................           703        422
                                                           --------   --------
Operating expenses:
  Sales and marketing................................         1,459        888
  Research and development...........................           731        486
  General and administrative.........................           238        769
                                                           --------   --------
                                                              2,428      2,143
                                                           --------   --------
Loss from operations.................................        (1,725)    (1,721)
Interest and other (expense) income..................          (796)        17
                                                           --------   --------
Net loss.............................................      $ (2,521)  $ (1,704)
                                                           --------   --------
                                                           --------   --------
Net loss per share...................................      $  (1.01)  $  (0.79)
                                                           --------   --------
                                                           --------   --------
Shares used in per share calculations................         2,489      2,170
                                                           --------   --------
                                                           --------   --------




     The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS, UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                           -------------------
                                                             1997       1996
                                                           --------   --------

Cash flows from operating activities:
  Net loss............................................     $ (2,521)  $ (1,704)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization.....................           70         37
    Amortization of discounted conversion feature of
      notes payable...................................          537         --
    Change in assets and liabilities:
      Accounts receivable.............................          327         46
      Inventories.....................................           33         52
      Prepaid expenses and other current assets.......          231        (36)
      Accounts payable................................          151        356
      Accrued liabilities.............................         (153)       (32)
      Reserve for returns.............................         (288)       231
      Deposits and other assets.......................            5         15
                                                           --------   --------
        Net cash used in operating activities.........       (1,608)    (1,035)
                                                           --------   --------

Cash flows from investing activities:
  Acquisition of property and equipment...............           (7)      (205)
                                                           --------   --------
        Net cash used in investing activities.........           (7)      (205)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants,
    net...............................................           21        831
  Repayment of capitalized lease obligations..........           --          4
                                                           --------   --------
        Net cash provided by financing activities.....           21        835
                                                           --------   --------

Decrease in cash and cash equivalents.................       (1,594)      (405)

Cash and cash equivalents at beginning of period......        3,142      4,629
                                                           --------   --------
Cash and cash equivalents at end of period............     $  1,548   $  4,224
                                                           --------   --------
                                                           --------   --------


     The accompanying notes are an integral part of these condensed financial statements.

                                   DELTAPOINT, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      UNAUDITED

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

     Founded in 1989, DeltaPoint, Inc. (the Company), has headquarters in Monterey, California, and distribution partners in the United States, Europe and Japan. DeltaPoint, Inc. provides developers of individual, corporate and commercial Web sites with advanced Web site creation and management tools based on database component technology. In addition, the Company provides visualization software products that are designed to facilitate the collection, interpretation and management of business and technical information across multiple computing environments.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month period ended March 31, 1996 and for the three month period ended March 31, 1997, the Company's pro forma loss per share would have been as follows:

                                      Three Months Ended    Three Months Ended
                                        March 31, 1996         March 31, 1997
                                       -----------------     --------------
      Basic loss per share..........        ($0.79)              ($1.01)
      Diluted loss per share........        ($0.79)              ($1.01)


NOTE 2 - NOTES PAYABLE:

     On December 31, 1996, the Company issued $2,150,000 of convertible promissory notes payable. The notes bear interest at 6% payable semiannually over their two year term. The notes convert into Common Stock automatically at the end of the two year term and are convertible at the option of the holder with a total of 33%, 67% and 100% of the principal value of the notes convertible on or after March 1, March 31, and April 30, 1997, respectively. The conversion price of the notes is the lower of (a) 80% of the average closing bid price of the Company's Common Stock for the five days prior to notice of conversion and (b) the average offer price of the Company's Common Stock for the five business days prior to the notes' issuance, which is $6.70 per share. The Company recognized the value of the discounted conversion feature, or $537,000, and deferred debt issuance costs, or $262,000, as additional interest expense during the three months ended March 31, 1997.
The amortization of the discounted conversion feature resulted in an increase to Common Stock of $537,000 during the three months ended March 31, 1997.

     NOTE 3 - NET LOSS PER SHARE:

     Net loss per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from convertible promissory notes payable (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Requirements, common and common stock equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. Due to the net loss for the three month periods ended March 31, 1997 and 1996, the common stock equivalents were excluded from the net loss per share calculation because their effect was anti-dilutive.

     NOTE 4  -- SUBSEQUENT EVENTS

     In April 1997, $148,000 in principal amount of the convertible promissory notes payable was converted into 78,000 shares of Common Stock at an average conversion price of $1.90 per share.

     On April 16, 1997, the Company entered into a Letter of Intent with InLet Divestiture Corp. ("IDC"), InLet, Inc. ("InLet") and certain individuals pursuant to which the Company would purchase all of the capital stock of IDC, whose sole significant asset is certain software (including source code and related documentation). The purchase price would be (i) $825,000 in cash, payable in installments, and (ii) the issuance of 260,000 shares of the Company's Common Stock. The Company will also pay a royalty to InLet in an amount equal to five percent of the net revenues from all sales, leases, licenses, sublicenses or other transactions pursuant to which units of the software product are distributed. Half of the amount of royalties would be paid in the Company's Common Stock. Pending the closing of the purchase, the Company and IDC are negotiating an OEM agreement which would grant the Company the exclusive right to distribute the software product.
The letter of intent contemplates that if the closing of the purchase does not occur, the OEM agreement would continue in effect. Both parties' obligations to consummate the purchase are contingent upon the closing of an equity financing by the Company within 90 days of the date of the letter of intent. Consummation of the transactions contemplated in the letter of intent is subject to certain additional conditions, including negotiation of a definitive purchase agreement and other agreements. There can be no assurance that the transactions contemplated in the letter of intent will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1996 AND "RISK FACTORS" IN THE COMPANY'S POST-EFFECTIVE AMENDMENT NO.4 TO REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION NO. 333-3784) AS FILED WITH THE COMMISSION ON APRIL 29, 1997. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

     DeltaPoint was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. DeltaPoint commenced shipments of its initial product, DeltaGraph, at the end of 1989. In November 1995, the Company acquired technology required to develop WebAnimator, a multimedia authoring tool for the Web. In December 1995, the Company acquired technology to develop QuickSite, a Web site creation and management tool which was released in February 1996. The Company introduced WebTools in March 1996, WebAnimator in July 1996 and QuickSite Developers Edition in September 1996. The Company plans to incur additional expenditures to develop Internet software tools or new versions of existing software tools over the next several quarters. Although prior to 1996 the Company derived substantially all of its revenues from charting and graphics software products for desktop applications, the Company's strategy is to realize a significant and growing percentage of future revenues from the sale of Internet software tools.

     The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipping of the master copy of software, which allows the customer to license a specified number of copies of the Company's software.

     Software product sales are recognized upon shipment of the product, net of appropriate allowances for estimated returns. Revenues from software royalty agreements are recognized upon shipment of a master copy of the software product if no significant vendor obligations remain under the term of the license agreements and any amounts to be paid are nonrefundable. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company grants distributors and resellers certain rights of return, price protection and stock rotation rights on unsold merchandise. Accordingly, reserves for estimated future returns and credits for price protection and stock rotation rights are accrued at the time of shipment.

     The Company's gross profit has historically fluctuated from quarter to quarter based on the mix of revenues derived from software product sales.
The Company's gross profit has also fluctuated based on the mix of product revenues derived from sales of the Company's higher-margin DeltaGraph product and sales of lower-margin graphics utilities and Internet products where the Company must pay royalties to third parties. The Company believes these factors may impact its gross profit in the future. See "Risk Factors--Substantial Dependence on Recent and Anticipated Product Introductions."

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

     As of March 31, 1997, the Company has an accumulated deficit of $16,187,000. The Company expects to incur losses from operations for at least the next 12 months, and perhaps longer, particularly if revenues do not increase significantly above current levels. There can be no assurance that the Company will not incur significant additional losses until it successfully develops or acquires new products or enhancements to existing products that generate significant revenues and profits. Significant additional equity or debt financing or a reduction in the level of operations or sales of assets will be required to enable the Company to continue as a going concern. See "Factors That May Affect Future Results - Recent Losses; Accumulated Deficit and - Critical Need for Additional Capital; No Assurance of Future Financing."

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues for the three month period ended March 31, 1997 increased by 34.6% to $1,023,000 from $760,000 for the corresponding period in the prior year. The increase in revenue was primarily attributable to Internet products introduced after March 31, 1996. For the three month period ended March 31, 1997, international revenue increased to 37.3% of net revenues compared to 13.0% for the period ended March 31, 1996. The increase in international revenues was primarily due to the introduction of Internet products in the Japanese market. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

     GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, freight, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. The Company believes that these and other factors will contribute to the fluctuations of gross profit as a percentage of revenue. Gross profit for the three month period ended March 31, 1997 increased as a percentage of net revenues to 68.7% from 55.5% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases, third party royalty obligations for the Company's Internet products and packaging revenues from the Company's Japanese distributor.

     SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended March 31, 1997 increased to $1,459,000 or 142.6% of net revenues compared to $888,000 or 116.8% of revenues for the corresponding period in the prior year. The increase in sales and marketing expenses was primarily due to an increase in the use of direct mail, telemarketing, consultants, and channel promotions used in the continued promotion of the Company's Internet software tools and the activities associated with the launch of the Company's QuickSite 2.5 web authoring tool which is scheduled to be released in the second quarter of 1997. The Company expects that, if the Company obtains additional financing, sales and marketing expenses would increase in future periods because the Company would add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended March 31, 1997 increased to $731,000 or 71.5% of net revenues compared to $486,000 or 63.9% of revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase for the development of QuickSite (including the custom version for IBM). In addition, the Company retained several consultants to aid in the development process. The Company expects that, if the Company obtains additional financing, research and development expenses would increase in future periods due to further development of the Company's new products and updated and cross platform versions of the Company's existing products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended March 31, 1997 decreased to $238,000 or 23.3% of net revenues compared to $769,000 or 101.2% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses was primarily attributable to a severance expense charge in the first quarter of 1996 of $505,000 relating to the departure of one of the Company's founders. The Company expects that, if the Company obtains additional financing, general and administrative expenses would increase in future periods to the extent that the Company expands its operations.

     INTEREST AND OTHER (EXPENSE) INCOME. Interest and other (expense) income includes interest payable on the Company's convertible promissory notes payable, amortization of the discounted conversion feature as of the issuance date of the Company's convertible promissory notes payable and amortization of deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest expense increased by $817,000 to $820,000 during the first quarter of fiscal 1997 from $3,000 during the comparable 1996 period. This increase was primarily attributable to amortization of the discounted conversion feature of convertible promissory notes payable and the related deferred issuance costs which totaled $799,000 during the quarter ended March 31, 1997.

     PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended March 31, 1997 and 1996 due to net operating losses and the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had a working capital deficit of $1,464,000 and shareholders' deficit of $922,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan and the private sale of debt securities. Since inception, the Company has received $15 million in proceeds from private sales of preferred stock and convertible debt and from the Company's initial public offering of common stock.

     The Company used net cash in operations of $1,608,000 in the three month period ended March 31, 1997 and $1,035,000 for the corresponding period of the prior year. Net cash used in 1997 consisted primarily of a net loss of $2,521,000 which includes interest charges totaling $799,000 relating to the convertible promissory notes payable amortized from the date of issuance through the earliest available conversion date of the notes. Net cash used in 1996 consisted primarily of a net loss of $1,704,000 offset by an increase in accounts payable of $356,000 and the reserve returns of $231,000.

     Net cash provided by financing activities totaled $21,000 in the three month period ended March 31, 1997 and $835,000 for the corresponding period of the prior year. Net cash from financing activities in 1997 consisted primarily of the exercise of stock options for $21,000. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the Company's overallotment from the initial public offering of common stock completed in 1995.

     The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the three month period ended March 31, 1997 the Company's capital expenditures totaled approximately $7,000.

     At March 31, 1997 the Company's cash and cash equivalents was $1,548,000. See "Factors That May Affect Future Results - Recent Losses; Accumulated Deficit and - Critical Need for Additional Capital; No Assurance of Future Financing." To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. Management is currently pursuing additional capital financing, although recent attempts to secure such financing on acceptable terms have been unsuccessful. There can be no assurance that any additional required financing will be available to the Company on acceptable terms, or at all. If the Company is unable to obtain additional financing, it will be required to reduce discretionary spending in order to maintain operations at a reduced level, seek a merger partner or sell assets. The inability to obtain required financing or reduce discretionary spending or sell assets would have a material adverse effect on the Company's business, financial condition and results of operation and would prevent the Company from continuing as a going concern. See "Factors That May Affect Future Results - Recent Losses; Accumulated Deficit - Critical Need for Additional Capital; No Assurance of Future Financing."

FACTORS THAT MAY AFFECT FUTURE RESULTS

     RECENT LOSSES; ACCUMULATED DEFICIT

     The Company incurred a net loss of $2,521,000 for the three month period ended March 31, 1997 and had an accumulated deficit of $16,187,000 as of March 31, 1997. The Company expects to incur losses for at least the next 12 months, and perhaps longer. There can be no assurance that the Company will not incur significant additional losses until it successfully markets and sells existing Internet software tools or develops or acquires new Internet software tools or enhancements to existing Internet software tools that generate significant revenues.

     The Company's independent accountant's report on its financial statements as of and for the years ended December 31, 1996 and 1995 contains an explanatory paragraph indicating that the Company's accumulated deficit and historical operating losses raise substantial doubts about its ability to continue as a going concern. The factors leading to, and the existence of, the explanatory paragraph may materially adversely affect the Company's relationship with customers and suppliers, its ability to obtain revenue and manufacture products and its ability to obtain financing. Although the financial statements have been prepared assuming the Company will continue as a going concern, additional equity or debt financing or a reduction in the level of operations or a sale of assets will be required to enable the company to continue its operations. Management is currently pursuing additional capital financing, although recent attempts to secure such financing on acceptable terms have not been successful. If the Company is unable to obtain such financing, it will be required to seek financing from other sources or reduce discretionary spending or sell assets in order to maintain operations at a reduced level. Among other things, the Company may seek to raise additional financing through a corporate partnering relationship or by selling assets and may seek to reduce discretionary spending by reducing existing programs. The accompanying financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

     The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, if the Company obtains additional financing, the Company intends to continue to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce these expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, there can be no assurance the Company will be
profitable on a quarter to quarter or any other basis in the future.   See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements."

     CRITICAL NEED FOR ADDITIONAL CAPITAL; NO ASSURANCE OF FUTURE FINANCING

     As of March 31, 1997, the Company's cash and cash equivalents was approximately $1,548,000. The Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company has a critical need for additional capital. Recent attempts to secure capital financing have been unsuccessful. There can be no assurance that any additional required financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. In order to continue as a going concern, the Company would be required to significantly reduce the level of its operations, seek a merger partner or sell assets. There can be no assurance that the Company would be able to accomplish any of such actions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     SUBSTANTIAL DEPENDENCE ON RECENTLY INTRODUCED INTERNET SOFTWARE TOOLS

     Prior to 1996, DeltaPoint derived substantially all of its product revenues from licenses of DeltaGraph, its advanced charting and graphics software product. However, DeltaPoint's future revenue growth will continue to depend substantially on the successful development, introduction and commercial acceptance of its Internet software tools. These consist of QuickSite 1.0, its web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the World Wide Web, introduced in July 1996; QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; and QuickSite 2.5, its updated version of QuickSite 1.0, which it plans to release in the second quarter of 1997. Commercial acceptance of the Company's Internet software tools will require the Company to establish additional distribution channels and sales and marketing methods, of which there can also be no assurance, because these products will be targeted to existing customers as well as to a significantly different potential end user population. There can be no assurance that the Company can successfully manage the introduction of new versions of its existing Internet software tools or any other potential Internet software tools or that any of its existing or potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operation.

     DEPENDENCE ON INTERNET

     Sales of the Company's Internet software tools will depend in part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet continues to be at an early stage of development. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the Internet does not become a viable commercial marketplace, the commercial benefits derived from the Company's Internet software tools would be materially adversely effected.

     RISKS ASSOCIATED WITH RETAIL DISTRIBUTION; SUBSTANTIAL CUSTOMER
     CONCENTRATION

     DeltaPoint sells its products to distributors for resale as well as directly to certain retailers, including computer superstores and mass merchandisers. Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant portion of DeltaPoint's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor, constituted approximately 35%, 21% and 33% of the Company's net revenues for the years ended December 31, 1995, 1996 and the three months ended March 31, 1997, respectively. Sales to Ingram constituted approximately 13%, 30% and 12% of the Company's net revenues for the years ended December 31, 1995, 1996 and the three months ended March 31, 1997, respectively. Any termination or significant disruption of DeltaPoint's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that DeltaPoint's existing distributors and retailers will continue to provide DeltaPoint's products with adequate levels of shelf space or promotional support. In addition, personal computer hardware and software companies have generally reported declines in gross margins and greater product returns as they have increased sales through the mass merchandise distribution channel. The Company expects that its margins will be similarly affected as it increases sales through this channel.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company's revenues from international operations accounted for approximately 40% , 26% and 37% of the Company's net revenues in 1995, 1996 and the three month period ended March 31, 1997, respectively, of which approximately 87%, 79% and 88% , respectively, were derived from sales in Japan. The Company expects that revenues from these international operations will continue to represent a large percentage of its net revenues. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions.

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

     The markets in which the Company competes are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. In the charting market, the Company has, to date, encountered competition primarily from larger vendors such as Adobe Systems Incorporated, Microsoft Corporation ("Microsoft"), Software Publishing Corporation, Lotus, Corel Corporation, and Computer Associates International, Inc. In the structured drawing market, the Company has, to date, encountered competition primarily from larger vendors such as Corel, Visio and Micrografx Incorporated. In the Internet software tools market, the Company has encountered competition primarily from Netscape Communications Corporation, Macromedia, Inc., Adobe Systems Incorporated, Microsoft, NetObjects and Quarterdeck, Inc. IBM agreed in March 1997 to acquire a majority interest in NebObjects. In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operation. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure, and an inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

     RELIANCE ON MICROSOFT

     Microsoft Windows has gained widespread market acceptance as the dominant computer operating system. Accordingly, the Company's products have been and it is intended that they will continue to be designed to function in the Microsoft Windows, Windows '95 or Windows NT environments, and the Company anticipates that future products will also be designed for use in these Microsoft environments. Because the Company expects that its Microsoft-based applications of these products will account for a significant portion of new license revenue for the foreseeable future, sales of these products would be materially and adversely affected by market developments adverse to Microsoft Windows, Windows '95 and Windows NT. The Company's ability to develop products using the Microsoft Windows, Windows '95 and NT environments is substantially dependent on its ability to gain timely access to, and to develop expertise in, current and future developments by Microsoft, of which there can be no assurance. Moreover, the abandonment by Microsoft of its current operating system, product line or strategy, or the decision by Microsoft to develop and market products that directly or indirectly compete with the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations

     DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL

     The Company's success depends to a significant extent upon the contributions of several key personnel, some of whom were only recently hired by the Company. The failure to attract and retain key personnel could have a material adverse affect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH MANAGING BUSINESS

     In recent years, the transition of the Company's business to Internet software tools has challenged, and is expected to continue to challenge, the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. Although the Company believes that its systems and controls are adequate for its current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON SOLE PRODUCT ASSEMBLER

     All of the Company's software products are currently assembled by a related third party assembler that beneficially owns approximately 1.5% of the Company's Common Stock as of March 31, 1997. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

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

     VOLATILITY OF STOCK PRICE; POSSIBLE ILLIQUIDITY OF TRADING MARKET

     The Company's stock price has exhibited substantial volatility since the Company's initial public offering in December 1995. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the Internet tools and visualization software industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to operating performance.

     The shares of Common Stock were quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and are traded on the Pacific Stock Exchange and quoted on the OTC Bulletin Board and the "pink sheets". The Company was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. As a result, it is more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, and the applicability of such "penny stock" rules could adversely affect ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings against the Company.

ITEM 5.  OTHER INFORMATION

         On April 16, 1997, the Company entered into a Letter of Intent with InLet Divestiture Corp. ("IDC"), InLet, Inc. ("InLet") and certain individuals pursuant to which the Company would purchase all of the capital stock of IDC, whose sole significant asset is certain software (including source code and related documentation). The purchase price would be (i) $825,000 in cash, payable in installments, and (ii) the issuance of 260,000 shares of the Company's Common Stock. The Company will also pay a royalty to InLet in an amount equal to five percent of the net revenues from all sales, leases, licenses, sublicenses or other transactions pursuant to which units of the software product are distributed. Half of the amount of royalties would be paid in the Company's Common Stock. Pending the closing of the purchase, the Company and IDC are negotiating an OEM agreement which would grant the Company the exclusive right to distribute the software product. The letter of intent contemplates that if the closing of the purchase does not occur, the OEM agreement would continue in effect. Both parties' obligations to consummate the purchase are contingent upon the closing of an equity financing by the Company within 90 days of the date of the letter of intent. Consummation of the transactions contemplated in the letter of intent is subject to certain additional conditions, including negotiation of a definitive purchase agreement and other agreements. There can be no assurance that the transactions contemplated in the letter of intent will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         EXHIBITS

         10.28* Offer letter dated as of March 24, 1997 between the Registrant and Jeffrey F. Ait

         -----------------------------------------------------------------------

         * Incorporated by reference to Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed April 9, 1997 (File No. 333-22565).

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DELTAPOINT, INC.


                                  By: /s/ Donald B. Witmer
                                      ------------------------------
                                      Donald B. Witmer
                                      Chief Operating Officer and
                                      Chief Financial Officer and
                                      (Principal Accounting Officer)




Date:  May 14, 1997