Form 10-Q
period 1997-06-30
DELTAPOINT INC
filed 1997-08-14
CIK 1003754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

             /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

       / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____

    State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1997: 3,568,545

    Transitional Small Business Disclosure Format (check one) Yes_____ No__X__

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                DELTAPOINT, INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
Part I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Condensed Balance Sheets
                        June 30, 1997 (unaudited) and December 31,
                        1996.........................................     3

                        Condensed Statements of Operations
                        (unaudited)
                        Three months and six months ended June 30,
                        1997 and 1996................................     4

                        Condensed Statements of Cash Flows
                        (unaudited)
                        Six months ended March 31, 1997 and 1996.....     5

                        Notes to Condensed Financial Statements......     6

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations...................................     9

Part II.     OTHER INFORMATION

             Item 1.    Legal Proceedings............................    24

             Item 4.    Submission of Matters to a Vote of Security
                        Holders......................................    24

             Item 6.    Exhibits and Reports on Form 8-K.............    24

Signature............................................................    25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DELTAPOINT, INC.
                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                     ASSETS

                                                                                            JUNE 30,     DEC. 31,
                                                                                              1997         1996
                                                                                           -----------  ----------
                                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................................................   $   1,211   $    3,142
  Accounts receivable, net of allowance for doubtful accounts of $111 and $118...........         812        1,904
  Inventories............................................................................         117          133
  Prepaid expenses and other current assets..............................................         485          557
                                                                                           -----------  ----------
    Total current assets.................................................................       2,625        5,736
Property and equipment, net..............................................................         235          277
Purchased software, net..................................................................         224          299
Deposits and other assets................................................................          30           34
                                                                                           -----------  ----------
                                                                                            $   3,114   $    6,346
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................................  $    1,305   $    1,238
  Accrued liabilities....................................................................         923        1,146
  Reserve for returns....................................................................         225          771
  Notes payable..........................................................................          38        2,150
  Current portion of capital lease obligations...........................................      --           --
                                                                                           -----------  ----------
    Total current liabilities............................................................       2,491        5,305

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, no par value, 4,000,000 shares authorized, 2,500 shares designated as
    Series A 1,530 shares issued and outstanding.........................................       1,530       --
  Common stock, no par value, 25,000,000 shares authorized, 2,871,873 and 2,485,540
    shares issued and outstanding........................................................      15,847       14,707
  Accumulated deficit....................................................................     (16,754 )    (13,666)
                                                                                           -----------  ----------
    Total shareholders' equity...........................................................         623        1,041
                                                                                           -----------  ----------
                                                                                           $    3,114   $    6,346
                                                                                           -----------  ----------
                                                                                           -----------  ----------

    The accompanying notes are an integral part of these condensed financial statements.

                                DELTAPOINT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30               JUNE 30
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Net revenues...........................................................  $     472  $   1,133  $   1,495  $   1,893
Cost of revenues.......................................................        150        283        470        621
                                                                         ---------  ---------  ---------  ---------
  Gross profit.........................................................        322        850      1,025      1,272
                                                                         ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing..................................................        782      1,163      2,241      2,051
  Research and development.............................................        616        602      1,347      1,088
  General and administrative...........................................        241        192        479        961
                                                                         ---------  ---------  ---------  ---------
                                                                             1,639      1,957      4,067      4,100
                                                                         ---------  ---------  ---------  ---------
Loss from operations...................................................     (1,317)    (1,107)    (3,042)    (2,828)
Interest (expense) income, net.........................................        (21)        22       (817)        39
Other income...........................................................        771     --            771     --
                                                                         ---------  ---------  ---------  ---------
Net loss...............................................................  $    (567) $  (1,085) $  (3,088) $  (2,789)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Net loss per share.....................................................  $   (0.21) $   (0.49) $   (1.20) $   (1.27)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Shares used in per share calculations..................................      2,652      2,217      2,571      2,193
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                                DELTAPOINT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net loss...................................................................................  $  (3,088) $  (2,789)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................................        342        102
    Amortization of discounted conversion feature of notes payable (note 2)..................        537     --
  Gain on DeltaGraph disposition (note 4)....................................................       (771)    --
  Change in assets and liabilities:
    Accounts receivable......................................................................      1,092        336
    Inventories..............................................................................         16         65
    Prepaid expenses and other current assets................................................       (129)        (1)
    Accounts payable.........................................................................         67        410
    Accrued liabilities......................................................................       (223)      (283)
    Reserve for returns......................................................................       (546)      (158)
    Deposits and other assets................................................................          4         18
                                                                                               ---------  ---------
      Net cash provided by (used in) operating activities....................................     (2,699)    (2,300)
                                                                                               ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment......................................................        (24)      (272)
  DeltaGraph disposition.....................................................................        771     --
                                                                                               ---------  ---------
      Net cash used in investing activities..................................................        747       (272)
                                                                                               ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants, net...................................         21        790
  Repayment of capitalized lease obligations.................................................     --            (45)
                                                                                               ---------  ---------
      Net cash provided by financing activities..............................................         21        745
                                                                                               ---------  ---------

Decrease in cash and cash equivalents........................................................     (1,931)    (1,827)
Cash and cash equivalents at beginning of period.............................................      3,142      4,629
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   1,211  $   2,802
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                                DELTAPOINT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

    Founded in 1989, DeltaPoint, Inc. (the Company), has headquarters in Monterey, California, and distribution partners in the United States, Europe and Japan. DeltaPoint, Inc. provides developers of individual, corporate and commercial Web sites with advanced Web site creation and management tools based on database component technology. In addition, the Company provided visualization software products that were designed to facilitate the collection, interpretation and management of business and technical information across multiple computing environments until May 1, 1997 at which time the Company sold its DeltaGraph product line.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share. FAS 128 will require the retroactive restatement of all previously reported amounts upon adoption. Due to the Company's net loss, the adoption of FAS 128 will not have a material affect on the reported loss per share.

NOTE 2 -- NOTES PAYABLE / SERIES A PREFERRED STOCK:

    On December 31, 1996, the Company issued $2,150,000 of convertible promissory notes payable. The notes bear interest at 6% payable semiannually over their two year term. The notes convert into Common Stock automatically at the end of the two year term and are convertible at the option of the holder with a total of 33%, 67% and 100% of the principal value of the notes convertible on or after March 1, March 31, and April 30, 1997, respectively. The conversion price of the notes is the lower of (a) 80% of the average closing bid price of the Company's Common Stock for the five days prior to notice of conversion and (b) the average offer price of the Company's Common Stock for the five business days prior to the notes' issuance, which is $6.70 per share. The Company recognized the value of the discounted conversion feature, or $537,000, and deferred debt issuance costs, or $262,000, as additional interest expense during the six months ended June 30, 1997. The amortization of the discounted conversion feature resulted in an increase to Common Stock of $537,000 during the six months ended June 30, 1997. During the six months ended June 30, 1997, holders of notes payable converted $2,112,000 in principal value into $1,530,000 of Series A Preferred Stock and 382,000 shares of Common Stock.

    PREFERRED STOCK

    The Company has authorized up to 4,000,000 shares of Preferred Stock available for issuance upon approval of the Board of Directors. On June 30, 1997, the Company issued 1,530 shares of Series A Preferred Stock at a price of $1,000 per share in exchange for $1,530,000 in principal value of convertible notes outstanding. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holders into the number of shares of the Company's Common Stock detemrined by dividing $1,000 by the lower of (i) 80% of the average of the fair market value of the Common Stock for the five business days prior to the conversion date, or (ii) $3.50 per share. The conversion price is subject to adjustment in certain circumstances. The shares of Series A Preferred Stock are also automatically convertible into Common Stock on the second anniversary of their issue date or, if earlier, upon the occurrence of certain other events. The holders of Series A Preferred Stock are entitled to cumulative dividends at an annual rate of $90.00 per share, payable quarterly. Dividends are payable in cash or, at the Company's election, in shares of Common Stock valued at 80% of the average fair market value thereof for the five business days prior to the day on which dividends are payable. Upon liquidation of the Company or a merger of the Company that results in the transfer of 50% or more of the voting power of the Company or the sale of all or substantially all of the Company's assets, holders of Series A Preferred Stock are entitled to receive $1,000 per share plus any accrued but unpaid dividends.

NOTE 3 -- NET LOSS PER SHARE:

    Net loss per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from convertible promissory notes payable (using the if-converted method) and from stock options and warrants (using the treasury stock method). Due to the net loss for the six month periods ended June 30, 1997 and 1996, the common stock equivalents were excluded from the net loss per share calculation because their effect was anti-dilutive.

NOTE 4 -- SALE OF DELTAGRAPH PRODUCT LINE:

    On June 27, 1997, the Company completed the sale of its DeltaGraph product line to SPSS, Inc. ("SPSS") with an effective date of May 1, 1997 for aggregate proceeds of $1,310,000 in cash of which $910,000 was attributable to the sale of the Delta Graph product line and $400,000 was attributable to services to be rendered by the Company pursuant to a management agreement (the "Management Agreement"). The Company received $910,000 on June 30, 1997. The Company will recognize amounts due under the Management Agreement upon completion of all obligations required under the agreement.

    In the quarter ended June 30, 1997, the Company recorded a non-operating gain related to the sale of the DeltaGraph product line in other income as follows:

Total sales price................................................  $ 910,000
Less:
    Expenses related to the sale.................................   (105,000)
    Net book value of assets transferred.........................    (34,000)
                                                                   ---------
Gain on sale of DeltaGraph product line..........................  $ 771,000
                                                                   ---------
                                                                   ---------

    As a result of the Company's significant tax loss carry-forwards and other tax benefits, the Company did not incur a tax expense related to this gain.

    Following the effective date of this transaction, the Company no longer has revenues related to the sales of the DeltaGraph product line. DeltaGraph revenues were $3,067,000 and $659,000 for the year ended December 31, 1996 and the six months ended June 30, 1997, respectively. Such revenues were 62.0% and 44.0% of total revenues for 1996 and the six months ended June 30, 1997, respectively. During 1996 and the six months ended June 30, 1997, cost of revenues and operating expenses directly attributable to DeltaGraph totaled $1,800,000 and $530,000, respectively. Such revenues and expenses have not continued subsequent to the disposition of the product.

    The proforma net revenues, related net loss and net loss per share of the Company for the year ended December 31, 1996 and six months ended June 30, 1997 after giving effect to the DeltaGraph transaction as if it had been consummated at January 1, 1996, are as follows:

                                                                   SIX MONTHS     YEAR ENDED
                                                                   ENDED JUNE    DECEMBER 31,
                                                                    30, 1997         1996
                                                                   (PRO FORMA)    (PRO FORMA)
                                                                  -------------  -------------
Net Revenues....................................................  $     883,000  $   1,883,000
Net Loss........................................................     (3,988,000)    (6,115,000)
Net Loss per Share..............................................          (1.55)         (2.74)

NOTE 5 -- PENDING AND RECENT ACQUISITIONS:

    On April 16, 1997, the Company entered into a Letter of Intent with Inlet Divestiture Corp. ("IDC"), Inlet, Inc. ("Inlet") and certain individuals pursuant to which the Company would purchase certain internet technologies (including source code and related documentation). The purchase price would be
(i) $825,000 in cash, payable in installments, and (ii) the issuance of 260,000 shares of the Company's Common Stock. The Company would also pay royalties on sales, licenses, sublicenses or other transactions pursuant to which units of the software product are distributed. Half of the amount of royalties could be paid in the Company's Common Stock. Pending the closing of the purchase, the Company and IDC entered into an OEM agreement which grants the Company the exclusive right to distribute the software product. The Letter of Intent contemplates that if the closing of the purchase does not occur, the OEM agreement would continue in effect. In addition, the Company entered into a consulting agreement in which the Company is paying $20,000 a month in consulting fees starting July 1, 1997. Consummation of the transactions contemplated in the Letter of Intent is subject to certain additional conditions, including negotiation of a definitive purchase agreement and other agreements. There can be no assurance that the transactions contemplated in the Letter of Intent will be consummated.

    On July 11, 1997 the Company completed the acquisition of Site/technologies/inc. ("Site"), a privately held company. In connection with this acquisition, the Company issued a total of 550,000 shares of its Common Stock with an aggregate market value of $825,000 on the date of acquisition to the former stockholders of Site, in exchange for all outstanding shares of Site. In addition, the Company agreed to pay royalties on sales of certain products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1996 AND "RISK FACTORS" IN THE COMPANY'S POST-EFFECTIVE AMENDMENT NO. 5 TO REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION NO. 333-3784) AS FILED WITH THE COMMISSION ON JUNE 12, 1997. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

    CORPORATE EVENTS. The Company was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. The Company commenced shipments of its initial product, DeltaGraph, at the end of 1989. The Company conducted its initial public offering in December 1995. Commencing with its acquisition of the technology required to develop WebAnimator (a multimedia authoring tool for the Web) in November 1995, the Company's strategy has been to realize a significant and growing percentage of its revenues from the sale of Internet software products. Towards that end, the Company acquired technology to develop QuickSite (a Web site creation and management tool) in December 1995 (released version 1.0 in February 1996) and introduced WebTools in March 1996, WebAnimator in July 1996, QuickSite Developer's Edition in September 1996 and QuickSite 2.5 in May 1997.

    DELTAGRAPH DISPOSITION. On June 27, 1997, as part of the Company's continuing strategy to focus its development, sales and marketing efforts on Internet software products, the Company consummated the "DeltaGraph Disposition" pursuant to which the Company sold those assets related to its DeltaGraph software product line to SPSS, Inc. ("SPSS") for $910,000 in cash. The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997 and as part of the DeltaGraph Disposition, DeltaPoint also agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS agreed to make an additional $400,000 cash payment to DeltaPoint on August 10, 1997. See Note 4 to the Notes to Condensed Financial Statements.

    In addition, to further focusing the Company on Internet software products, the DeltaGraph disposition provided the Company with much needed liquidity.

    RECENT AND PENDING ACQUISITION. On July 11, 1997, the Company consummated the "Site Tech Acquisition" pursuant to which the Company acquired from Site/technologies/inc. ("Site"), among other things, SiteSweeper 1.0, a Web site quality control and maintenance product. The Company is currently developing SiteSweeper 2.0, which is being designed to enable Web development and management professionals to maintain the integrity of mission critical Web based business environments. The Company is planning to introduce SiteSweeper 2.0 in the third quarter of 1997, at the earliest. The Company does not intend to actively market or distribute SiteSweeper 1.0. In connection with the Site Tech Acquisition, the Company issued a total of 550,000 shares of Common Stock with an aggregate fair value of $825,000 on the acquisition date to the former stockholders of Site in exchange for all outstanding shares of Site. In addition, the Company also agreed to pay the specified royalties on sales of certain products developed from the technologies acquired from Site.

    On April 16, 1997, DeltaPoint entered into the Letter of Intent for the "Inlet Technology Acquisition" with, among others, Inlet, Inc. ("Inlet") pursuant to which the Company agreed to acquire from Inlet certain Internet technologies. As consideration for the Inlet Technology Acquisition, the Company has agreed to pay to Inlet an aggregate of $825,000 in cash (payable in installments) and 260,000 shares of the Company's Common Stock payable at closing. There can be no assurance that the Inlet Technology

Acquisition will be consummated. Such transaction is contingent on a number of factors including negotiation of definitive documentation and consummation by the Company of an equity offering. See Note 5 to the Notes to Condensed Financial Statements.

    To the extent that the Company is able to secure sufficient financing, the Company plans to incur additional expenditures to develop or acquire Internet software products or develop new versions of existing products over the next several quarters.

    POTENTIAL NAME COMPANY NAME CHANGE TO SITETECH INC. In connection with the Site Tech Acquisition, the Company obtained the rights to the name Site/technologies/inc. The Company is currently contemplating changing its legal name to SiteTech Inc. or a similar name. Any such name change would require an amendment to the Company's Articles of Incorporation and, as a result, would require shareholder approval. In anticipation of any such name change, the Company may commence branding and marketing its products using the name SiteTech or a similar name.

    REVENUES. The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipping of the master copy of software, which allows the customer to license a specified number of copies of the Company's software. In addition, the Company currently plans to introduce products targeted at the small to medium businesses ("SMBs") and corporate department user markets for scalable Web site development and management solutions. In connection with the planned introduction of these products, the Company plans to significantly increase its use of non-retail distribution channels including VARs, OEMs and Internet Service Providers ("ISPs").

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

    IMPACT OF DELTAGRAPH DISPOSITION. As a result of the DeltaGraph Disposition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability will be entirely dependent on the success of its Internet software products. Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition are the Company's net revenues, operating losses and gross profit for the six months ended June 30, 1997 and the year ended December 31, 1996. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses as the Company plans to continue its investment in developing new and updated versions of its Internet software products.

                                                                  FOR THE SIX MONTHS
                                                                        ENDED             FOR THE YEAR ENDED
                                                                    JUNE 30, 1997         DECEMBER 31, 1996
                                                                ----------------------  ----------------------
                                                                 ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                                ---------  -----------  ---------  -----------
Net Revenues..................................................  $   1,495   $     836   $   4,950   $   1,883
Loss from Operations..........................................  $  (3,042)  $  (3,171)  $  (4,922)  $  (6,189)
Gross Profit Percentage.......................................      68.6%       66.5%       76.1%       72.3%

    HISTORIC AND ANTICIPATED LOSSES. The Company incurred net losses of $4,848,000 for the year ended December 31, 1996 and $3,088,000 for the six months ended June 30, 1997, and had an accumulated deficit of $16,754,000 as of June 30, 1997. The Company expects to incur losses for at least the next 12 months, and possibly longer. The Company's future operating results will depend on many factors, including the successful development, introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the SMB and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including VARs, OEMs and ISPs; the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.

    FLUCTUATIONS. The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, the existence and terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with such revenues frequently concentrated in the last week or weeks of the quarter.

    The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, to the extent that the Company succeeds in its strategy to target the SMB and corporate departmental user markets, among other things, the Company's results of operations and financial condition may be subject to greater or different fluctuations as a result of potentially larger individual product sales, seasonality, a longer sales cycle and longer payment terms. There can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future.

    SERIES A PREFERRED STOCK; CONVERTIBLE NOTES. In December 1996, the Company issued $2,150,000 in principal amount of its 6% Convertible Subordinated Debentures ("Convertible Notes"). In April through June 1997, $582,000 in principal amount of Convertible Notes was converted into shares of Common Stock, and on June 30, 1997 all but $37,500 of the remaining principal value of the Convertible Notes was converted into shares of the Company's Series A Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock and Convertible Notes are convertible into shares of Common Stock generally at a price equal to 80% of the five day average closing price on the OTC Bulletin Board for the five business days prior to conversion. During the quarter ended March 31, 1997, the Company recognized the value of the discounted conversion feature and deferred debt issuance costs of aggregating $799,000 as additional interest expense. The Company does not expect to record any similar charges related to these securities in future quarters.

    CRITICAL NEED FOR CAPITAL; GOING CONCERN ASSUMPTION. As of July 31, 1997, the Company's cash and cash equivalents totaled approximately $350,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its anticipated level of operations only through October 1997. The Company has recently retained an investment banking firm to assist it in raising additional equity capital through a potential equity offering. There can be no assurance that any equity offering will be consummated or that any other required financing will be available to the Company on acceptable terms, or at all. In addition, due to the Company's accumulated losses, the report of the Company's independent accountants with respect to the Company's financial statements for 1995 and 1996 contains an explanatory paragraph concerning the Company's ability to continue as a going concern. Additional equity or debt financing or the sale of additional assets will be required to enable the Company to continue its operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    NET REVENUES. Net revenues for the three month period ended June 30, 1997 decreased by 58.3% to $472,000 from $1,133,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the sale of the DeltaGraph product line which accounted for $51,000 of net revenues in the three month period ended June 30, 1997 as compared to $607,000 in the three month period ended June 30, 1996.

    For the three month period ended June 30, 1997, international revenue decreased to 3.2% of net revenues compared to 24.8% of net revenues for the period ended June 30, 1996. The decrease in international revenue was attributable to the sale of the DeltaGraph product line. The Company's international sales are principally denominated in U.S. dollars. Movements in currency exchange rates did not have a material impact on net revenues in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

    GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. The Company believes that these and other factors will contribute to the fluctuations of gross profit as a percentage of revenue. Gross profit for the three month period ended June 30, 1997 decreased as a percentage of net revenues to 68.4% from 75.0% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases, third party royalty obligations for the Company's Internet products. Historically, the Company's gross profit on the sale of DeltaGraph products was consistent with the Company's overall gross profit. However, the Company anticipates gross profit as a percentage of revenue will decline in future periods, as is reflected in the quarter to quarter comparison, as Internet product sales increase due to the third-party royalty obligations associated with such sales.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended June 30, 1997 decreased in absolute dollars to $782,000 or 165.6% of net revenues compared to $1,163,000 or 102.6% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's decrease in overall marketing activities due to cash flow contraints. The Company expects that, if the Company obtains additional financing, sales and marketing expenses would increase in future periods because the Company would add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended June 30, 1997 increased in absolute dollars to $616,000 or 130.5% of net revenues compared to $602,000 or

53.1% of revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase for the development of QuickSite (including the custom version for an OEM). The Company expects that, if the Company obtains additional financing, research and development expenses would increase in future periods due to further development of the Company's new products and updated and cross platform versions of the Company's existing products. In the third quarter of 1997, the Company expects to incur a charge to operations in connection with the consummation of the Site Tech Acquisition and, if consummated, the Inlet Technology Acquisition to the extent that a portion of the applicable purchase price is determined to be in-process research and development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended June 30, 1997 increased in absolute dollars to $241,000 or 51.1% of net revenues compared to $192,000 or 16.9% of revenues for the corresponding period in the prior year. The increase in general and administrative expenses was primarily attributable to the mix of general and administrative employees and increased legal and financial advisory expenses. The Company expects that, if the Company obtains additional financing, general and administrative expenses would increase in future periods to the extent that the Company expands its operations.

    INTEREST (EXPENSE) INCOME, NET. Interest (expense) income, net includes interest payable on the Company's convertible promissory notes payable, offset by interest income earned on cash and cash equivalents. Interest expense increased to $32,000 during the second quarter of fiscal 1997 from $23,000 during the comparable 1996 period. This increase was primarily attributable to the interest due on the convertible promissory notes payable.

    OTHER INCOME. Other income for the three months ended June 30, consists entirely of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended June 30, 1997 and 1996 due to net operating losses and the availability of net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    NET REVENUES. Net revenues for the six month period ended June 30, 1997 decreased by 21.0% to $1,495,000 from $1,893,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the sale of the DeltaGraph product line which accounted for $659,000 of net revenue in the six month period ended June 30, 1997 as compared to $1,140,000 in the six month period ended June 30,1996. Net revenues attributable to Internet products for the six month period ended June 30, 1997 and 1996 were $760,000 and $637,000, respectively. Included in the increase of Internet revenues is a one-time license fee of $150,000 received from an OEM.

    For the six month period ended June 30, 1997, international revenue increased to 26.8% of net revenues from 18.8% of net revenue in the corresponding period in the prior year. The increase in international revenues was primarily due to the introduction of Internet products in the Japanese market. In light of the DeltaGraph Disposition, the Company expects that in the near-term international revenues attributable to Internet products may decline until the relationship with its Japanese distributor (who principally sold DeltaGraph products) is clarified or other international distribution channels can be established.

    GROSS PROFIT. Gross profit for the six month period ended June 30, 1997 increased as a percentage of net revenues to 68.6% from 67.2% for the corresponding period in the prior year. The Company's gross profit on an actual basis and as a percentage of net revenue has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products. Historically, gross profit on the sale of DeltaGraph products was consistent with the Company's overall gross profit. However, the

Company anticipates gross profit as a percentage of revenue will decline in future periods as Internet product sales increase due to the third-party royalty obligations associated with such sales.

    SALES AND MARKETING. Sales and marketing expenses for the six month period ended June 30, 1997 increased to $2,241,000 or 149.9% of net revenues from $2,051,000 or 108.3% of net revenues for the corresponding period in the prior year. The increase in sales and marketing expenses was primarily due to an increase in the use of direct mail, telemarketing, consultants, and channel promotions used in the continued promotion of the Company's Internet software products and the activities associated with the launch of the Company's QuickSite 2.5 web authoring tool which was released in May 1997. The Company expects that sales and marketing costs will continue to increase in future periods as the Company expands its use of non-retail distribution channels including VARs, OEMs and ISPs and adds sales and marketing personnel to support such expansion and the anticipated introduction of new products.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the six month period ended June 30, 1997 increased to $1,347,000 or 90.1% of net revenues compared to $1,088,000 or 57.5% of net revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a staffing increase (including the retention of several consultants) for the development of QuickSite. The Company expects that research and development costs will increase in future periods due to continued development of the Company's new Internet products and updated versions of the Company's existing products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six month period ended
June 30, 1997 decreased to $479,000 or 32.0% of net revenues compared to $961,000 or 50.8% of net revenues for the corresponding period in the prior year. The decrease in general and administrative expenses was primarily attributable to a severance charge in the first quarter of 1996 of $505,000 relating to the departure of the Company's Chief Executive Officer.

    INTEREST (EXPENSE) INCOME, NET. Interest (expense) income, net includes interest payable on the Company's Convertible Notes during the six months ended June 30, 1997, the recognition of the discounted conversion feature on the Convertible Notes and amortization of the related deferred debt issuance costs, offset by interest income earned on cash and cash equivalents. Interest expense during the first six months of 1997 increased to $852,000 from $26,000 during the first six months of 1996. This increase was primarily attributable to the recognition of the discounted conversion feature of the Convertible Notes and the related deferred debt issuance costs which totaled $799,000.

    OTHER INCOME. Other income for the six months ended June 30, consists entirely of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the six month periods ended June 30, 1997 and 1996 due to the Company's net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had a working capital balance of $134,000 and shareholders' equity of $623,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and, recently, the sale of the DeltaGraph product line. Since inception, the Company has received approximately $15 million in proceeds from private sales of preferred stock, convertible debt and from the Company's initial public offering of Common Stock.

    The Company used net cash in operations of $2,699,000 in the six month period ended June 30, 1997 and $2,300,000 for the corresponding period of the prior year. Net cash used in the first six months of 1997 consisted primarily of a net loss of $3,088,000 offset by other working capital changes. Net cash used in operations during the six months ended June 30, 1996 consisted primarily of a net loss of $2,789,000.

    Net cash provided by financing activities totaled $21,000 in the six month period ended June 30, 1997 and $745,000 for the corresponding period of the prior year. Net cash from financing activities in the first six months of 1997 consisted of the exercise of stock options. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the exercise of the overallotment option from the Company's initial public offering offset by approximately $77,000 for related registration expenses. The Company also repaid capital lease obligations of $45,000.

    Net cash provided by investing activities during the six months ended June 30, 1997 totaled $747,000 and primarily resulted from the DeltaGraph Disposition. For the six month periods ended June 30, 1997 and 1996, the Company's capital expenditures totaled approximately $24,000 and $272,000, respectively, and were attributable to acquisitions of personal computer and computer workstation equipment used to support the Company's development efforts.

    The Company At June 30, 1997 the Company's cash and cash equivalents was $1,211,000. See "Factors That May Affect Future Results -- Recent Losses; Accumulated Deficit and -- Critical Need for Additional Capital; No Assurance of Future Financing." To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. Management is currently pursuing additional capital financing, although recent attempts to secure such financing on acceptable terms have been unsuccessful. There can be no assurance that any additional required financing will be available to the Company on acceptable terms, or at all. If the Company is unable to obtain additional financing, it will be required to reduce discretionary spending in order to maintain operations at a reduced level, seek a merger partner or sell additional assets. The inability to obtain required financing or reduce discretionary spending or sell assets would have a material adverse effect on the Company's business, financial condition and results of operation and would prevent the Company from continuing as a going concern. See "Factors That May Affect Future Results -- Recent Losses; Accumulated Deficit -- Critical Need for Additional Capital; No Assurance of Future Financing."

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTIONS;
  FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING.

    The Company incurred net losses of $4,848,000 for the year ended December 31, 1996 and $3,088,000 for the six months ended June 30, 1997, and had an accumulated deficit of $16,754,000 as of June 30, 1997. The Company expects to incur losses for at least the next 12 months, and possibly longer. There can be no assurance that the Company will not incur significant additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.

    The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company's accumulated deficit and historical operating losses raise substantial doubts about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountants' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may have a material adverse effect on, among other things, the Company's relationships with prospective customers and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations. See Note 1 of Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB.

    As of July 31, 1997, the Company's cash and cash equivalents totaled approximately $350,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its anticipated level of operations only through October 1997. The Company has recently retained an investment banking firm to assist it in raising additional equity capital through a potential equity offering. There can be no assurance that any equity offering will be consummated or that any other required financing will be available to the Company on acceptable terms, or at all. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and the progress of the Company's software acquisition, development and introduction efforts, none of which can be predicted with certainty. If financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to the Company's stockholders. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development and marketing activities due to working capital constraints. Any such difficulties or delays could have a materially adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INTERNET SOFTWARE PRODUCTS AND RELATED STRATEGY; DEPENDENCE ON
  CONTINUED EMERGENCE OF INTERNET SOFTWARE MARKET

    Prior to 1996, the Company derived substantially all of its product revenues from licenses of its DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; and QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997. In addition, the Company currently plans to develop and market a family of products targeted at the SMB and enterprise department user markets for scalable Web site development and management solutions, including SiteSweeper 2.0 an updated version of SiteSweeper 1.0 acquired in the Site Tech Acquisition (planned for release in the third quarter of 1997, at earliest), and a client/server, multi-authoring, dynamic site development and management product based on the technology to be acquired in the Inlet Technology Acquisition (planned for release in the fourth quarter of 1997, at the earliest). The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these targeted markets. There can be no assurance that the Company's strategy of targeting the SMB and enterprise department user markets will be successful, that the Inlet Technology Acquisition will be consummated, that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential Internet software products, or that any of its existing or potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "-- Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks" and "-- Distribution Risks; Substantial Reseller Customer Concentration."

RISKS ASSOCIATED WITH INLET TECHNOLOGY ACQUISITION AND SITE TECH ACQUISITION;
  GENERAL ACQUISITION RISKS

    In an effort to capitalize on the emerging opportunities in the SMB and enterprise department user markets for scalable Web site development and management solutions, the Company consummated the Site Tech Acquisition in July 1997 and has entered into the pending Inlet Technology Acquisition. The Company currently plans to introduce SiteSweeper 2.0, an updated version of the SiteSweeper 1.0 product acquired in the Site Tech Acquisition (planned for release in the third quarter of 1997, at the earliest) and a client/server, multi-authoring site, dynamic development and management product based on the technology to be acquired in the Inlet Technology Acquisition (planned for release in the fourth quarter of 1997, at the earliest). There can be no assurance that the Inlet Technology Acquisition, which is contingent on certain closing conditions, including consummation of an equity offering by the Company and the negotiation of a definitive purchase agreement and other agreements, will be consummated. Although the Company will continue to have a license to the technology to be acquired in the Inlet Technology Acquisition if the transaction is not consummated, the Company may be required to pay greater royalties and the license may be non-exclusive. Furthermore, there can be no assurance that any technology acquired in the Site Tech Acquisition or the Inlet Technology Acquisition can be successfully developed or integrated into the Company's current technology on a timely basis or at all, or that any products based on this technology will receive market acceptance. In order to market products to the SMB and enterprise departmental user markets, the Company must significantly increase its non-retail distribution channels. See "-- Distribution Risks; Substantial Reseller Customer Concentration". The failure to successfully develop and integrate the acquired technologies into the Company's Web site development and management technology or to successfully market products based upon the acquired technologies would adversely impact the Company's strategy of marketing to the SMB and enterprise department user markets (in addition to individuals and small office/home officer ("SOHO") professionals) and would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's shareholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of administrative, marketing and sales and engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. For example, in the quarter ended September 30, 1997, the Company expects that a significant portion of the Site Tech purchase price will be expensed as in-process technology because the acquired technology has not reached technological feasibility and has no alternative future use. A similar charge is expected in connection with the pending Inlet Technology Acquisition. The failure to successfully evaluate, negotiate, effect and integrate acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL; KEY MANAGEMENT OPENINGS;
  PERSONNEL LIMITATIONS; ABILITY TO MANAGE GROWTH

    The Company's success depends substantially upon the contributions of several key personnel, some of whom, such as the Company's Chief Executive Officer, Jeffrey Ait, were only recently hired by the

Company. The Company is currently seeking to hire a Chief Financial Officer and a Vice President of Sales. The failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    As a result of its cash constraints, and in connection with its reduced level of operations and its focus on Internet software products, the Company has significantly rationalized it workforce, including administrative and engineering resources. While the Company endeavors to identify and develop, license or acquire technologies or products to extend product functionality and market position in the areas of Web site development and management, its ability to successfully undertake these activities could be limited by, among other things, existing administrative, engineering and other resource limitations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address targeted markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Distribution Risks; Substantial Reseller Customer Concentration" and "-- Rapid Technological Change; Risk of Product Delays; Risk of Product Defects."

    The Company's rationalization of its workforce has challenged, and is expected to continue to challenge, the Company's management and operations, including its marketing and sales, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. The Company anticipates that it will need to add additional personnel beyond its present needs and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DISTRIBUTION RISKS; SUBSTANTIAL RESELLER CUSTOMER CONCENTRATION

    The Company currently sells its software products targeted at the individual and SOHO professional market to distributors for resale to certain retailers, including computer superstores and mass merchandisers. The Company plans to expand distribution of its Internet software products in this retail distribution channel by increasing distribution relationships both domestically and internationally. The Company also intends to increase the number of products available for sale through the retail channel, which the Company believes is essential in securing adequate retail shelf space and retailer promotional support. The retail distribution channel is highly competitive and there can be no assurance as to the Company's ability to expand its distribution in this channel. In addition, there can be no assurance that the Company will be able to successfully develop additional products for distribution through this channel. See "-- Competition."

    The Company intends to introduce products targeted at the SMB and enterprise department user markets. Successful development of products targeted at the SMB and enterprise department user markets will depend in part on the Company's ability to successfully integrate the technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition. See "-- Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks." In addition, the Company has not historically sold products targeted at these markets and, in order to do so, must develop a sales and marketing department with specialized expertise in the development of value added reseller ("VAR"s), original equipment manufacturer ("OEM") and Internet Service Provider ("ISP") relationships to provide SMB and enterprise department users Internet software solutions. There can be no assurance that the Company will be able to develop such a sales and marketing team on a timely basis or at all. In addition, this market is competitive and there can be no assurance that the Company will be successful in establishing significant relationships with VARs, OEMs or ISPs or, if developed, there can be no assurance as to amount of support that the Company's products will receive from these VARs, OEMs or ISPs who may offer products that compete with the Company's products. See "-- Competition." To the extent that the Company succeeds in its strategy to target the SMB and enterprise department user markets, among other things, the Company's results of operations may be subject to greater or different fluctuations as a result of potentially larger individual product sales, a longer sales cycle and longer payment terms.

    Sales to a limited number of distributors and retailers in the retail distribution channel have constituted, and are anticipated to continue to constitute in the near term, a significant portion of the Company's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor, constituted approximately 11% of the Company's revenues from the sale of Internet products for the year ended December 31, 1996 and for the six months ended June 30, 1997. See "-- Risks Associated with International Operations." Sales to Ingram Micro Inc. constituted approximately 45% and 30% of the Company's revenues from the sale of Internet products for the year ended December 31, 1996 and for the six months ended June 30, 1997, respectively. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to any of such entities, would, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing distributors and retailers will continue to provide the Company's products with adequate levels of shelf space or promotional support.

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

COMPETITION

    The Company competes on the basis of certain factors, including product quality, first-to-market capabilities, product performance, ease of use, customer support and price. The Company believes it currently competes favorably overall with respect to these factors.

    The markets in which the Company competes or plans to compete are highly competitive and characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants.

    In the market for Internet software tools targeted at individual and SOHO professional users, the Company has encountered competition primarily from Microsoft, Adobe Systems Incorporated, SoftQuad, Inc. Systems and NetObjects, Incorporated (majority owned by IBM). In the market for Internet software solutions targeted at the SMB and corporate departmental user markets, in addition to these competitors, the Company expects competition from HAHT Software Incorporated, Wallop Software Incorporated, Aziza, a division of Objectivity Incorporated, Eventus Software Incorporated, Interwoven Corporation and Vignette Corporation. In addition, some existing vendors in the enterprise wide Internet software solution market (such as IBM/Lotus, Oracle Corporation, Informix Software Inc. and Sybase Incorporated, Inc.) may enter into the Company's existing and planned markets. The Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure for its existing products or will be able to obtain its desired pricing structure for planned products. If the Company is unable to do so or if the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

    In the future, vendors of operating system software or other software (such as office or back office software suites) may continue to enhance their products (including separate products that are bundled together) to include functionality that is provided by the Company's current and planned products. This enhancement could be achieved through the addition of functionality to operating system software or other software or the bundling of Internet software tools with operating system software or other products. For example, Microsoft incorporates into its BackOffice product its Web page creation software product, FrontPage. The inclusion of the functionality of Internet software tool products as standard features of operating system software or other software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable, or perceived to be comparable, to that of the Company's products. Furthermore, even if the Internet software tool functionality provided as standard features by operating systems or other software is more limited than that of the Company's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If the Company were unable to develop new Internet software tool products to further enhance operating systems or other software and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL; KEY MANAGEMENT OPENINGS;
  PERSONNEL LIMITATIONS; ABILITY TO MANAGE GROWTH

    The Company's success depends substantially upon the contributions of several key personnel, some of whom, such as the Company's Chief Executive Officer, Jeffrey Ait, were only recently hired by the Company. The Company is currently seeking to hire a Chief Financial Officer and a Vice President of Sales. The failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    As a result of its cash constraints, and in connection with its reduced level of operations and its focus on Internet software products, the Company has significantly rationalized it workforce, including administrative staff and certain engineering resources. While the Company endeavors to identify and develop, license or acquire technologies or products to extend product functionality and market position in the areas of Web site development and management, its ability to successfully undertake these activities could be limited by, among other things, existing engineering resource limitations. The failure to attract and retain adequate levels of engineering resources and other sales and marketing resources in order to timely respond to customer needs or market conditions or to develop products to address targeted markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Distribution Risks; Substantial Reseller Customer Concentration."

    The Company's rationalization of its workforce has challenged, and is expected to continue to challenge, the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. The Company anticipates that it will need to add additional personnel beyond its present needs and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELIANCE ON SOLE PRODUCT ASSEMBLER

    All of the Company's software products are currently assembled by a related third party assembler that beneficially owns approximately 1.3% of the Company's Common Stock as of June 30, 1997. Although reliance on third party assemblers is common in the software industry and DeltaPoint believes that other assemblers are available, the Company has no formal contract with the assembler and the termination or interruption of this assembly arrangement could have a material adverse effect on the Company's business, financial condition and results of operations until an alternate assembler is secured.

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

VOLATILITY OF STOCK PRICE

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

RECENT DE-LISTING FROM NASDAQ SMALLCAP MARKET; POTENTIAL DELISTING FROM PACIFIC
  EXCHANGE; POSSIBLE INABILITY OF PRINCIPAL MARKET MAKER TO MAKE A MARKET IN THE COMPANY'S COMMON STOCK

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and is traded on the Pacific Exchange (formerly the Pacific Stock Exchange) and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. The shares of Common Stock are currently quoted on the Pacific Exchange. The Company has been notified by the Pacific Exchange that it may take action to delist the shares of Common Stock as a result of, among other things, the Company's failure to maintain certain requirements for continued listing. As a result of the foregoing, it is more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market and the applicability of such "penny stock" rules could adversely affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. While the Company intends to apply for relisting on the Nasdaq SmallCap Market upon the consummation of any equity offering and intends to take actions to prevent delisting from the Pacific Exchange, there can be no assurance that relisting will occur or that delisting will not occur in the future. Even if the Company achieves relisting for the Common Stock on the Nasdaq SmallCap Market, the liquidity of the Common Stock will remain limited as the Nasdaq SmallCap Market and the Pacific Exchange are a significantly less liquid markets then the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market (if relisted) and the Pacific Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market and the Pacific Exchange.

    Any limitation on the ability of H.J. Meyers & Co., Inc. ("H.J. Meyer"), the principal market maker in the Company's Common Stock, to make a market in the Company's Common Stock could adversely impact the liquidity or trading price of the Company's Common Stock, which could have a material adverse impact on the market price of the Company's Common Stock. The Chicago office of the Securities and Exchange Commission is conducting a private, nonpublic investigation of H.J. Meyers pursuant to a Formal Order of Investigation issued by the Commission. The investigation is focused on whether H.J. Meyers may have violated applicable securities laws and the rules and regulations thereunder, with respect to sales of certain securities. The Company is currently unable to assess the potential impact of the outcome of the Staff's investigation on the H.J. Meyer's ability to make a market in the Company's Common Stock or trading in the Company's securities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Shareholders on June 20, 1997, the following individuals were elected to the Board of Directors:

                                VOTES FOR  VOTES WITHHELD
                                ---------  --------------
Jeffrey F. Ait................  2,235,288      52,375
Donald B. Witmer..............  2,235,388      52,225
John Hummer...................  2,235,588      52,025
Patrick Grady.................  2,221,188      69,425

    The following proposals were approved at the Company's Annual Meeting:

                                AFFIRMATIVE    NEGATIVE    VOTES       BROKER
                                   VOTES        VOTES     WITHHELD    NON-VOTES
                                -----------    --------   --------    ---------
1.  Amendment to the 1995
     Stock Option Plan,
     increasing the reserved
     shares by 400,000.......     1,073,158     118,040    14,600     1,081,815
2.  Ratify the appointment of
     Price Waterhouse LLP as
     independent auditors for
     the fiscal year ended
     December 31, 1997.......     2,251,963      30,300     5,350        --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) List of Exhibits

            27.1 Financial Data Schedule

   (b) Reports on Form 8-K

   On July 11, 1997, the Company filed an 8-K for the disposition of the DeltaGraph product line. The filing included pro-forma financial statements.

   On July 25, 1997, the Company filed an 8-K for the acquisition of Site/technologies/inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DELTAPOINT, INC.
                                          By: __________________________________
                                                       Jeffrey F. Ait
                                                   CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)

Date: August 14, 1997