Form 10QSB
period 1997-09-30
DELTAPOINT INC
filed 1997-11-14
CIK 1003754

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


                                380 El Pueblo Road
                                    Suite 100
                              Scotts Valley, CA 95066
                     (Address of principal executive offices)

                                   408-461-3017
               (Registrant's telephone number, including area code)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1997: 8,131,380

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                              -----    -----

                                DELTAPOINT, INC.

                                    INDEX


                                                                         Page
                                                                         ----
Part 1.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets
                   September 30, 1997 (unaudited) and December 31, 1996    3

                   Condensed Statements of Operations (unaudited)
                   Three months and nine months ended September 30,
                   1997 and 1996                                           4

                   Condensed Statements of Cash Flows (unaudited)
                   Nine months ended September 30, 1997 and 1996           5

                   Notes to Condensed Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       23

         Item 6.  Exhibits and Reports on Form 8-K                        23

Signature                                                                 24

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                              DELTAPOINT, INC.

                         CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997        1996
                                                     ------------- -----------
                                                      (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .  $     85    $  3,142
  Accounts receivable, net of allowance for
   doubtful accounts of $110 and $118  . . . . . . . .       364       1,904
  Inventories. . . . . . . . . . . . . . . . . . . . .       146         133
  Prepaid expenses and other current assets. . . . . .       440         557
                                                        --------    --------
          Total current assets . . . . . . . . . . . .     1,035       5,736
Property and equipment, net. . . . . . . . . . . . . .       279         277
Purchased software, net. . . . . . . . . . . . . . . .       248         299
Deposits and other assets. . . . . . . . . . . . . . .       101          34
                                                        --------    --------
                                                        $  1,663    $  6,346
                                                        --------    --------
                                                        --------    --------

            LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .  $  1,435    $  1,238
  Accrued liabilities. . . . . . . . . . . . . . . . .       590       1,146
  Reserve for returns. . . . . . . . . . . . . . . . .        95         771
  Notes payable. . . . . . . . . . . . . . . . . . . .        --       2,150
                                                        --------    --------
          Total current liabilities. . . . . . . . . .     2,120       5,305
                                                        --------    --------

Commitments and contingencies

Shareholders' (deficit) equity:
  Common stock, no par value, 25,000,000 shares
    authorized 4,631,380 and 2,485,540 shares were
    issued and outstanding . . . . . . . . . . . . . .    17,921      14,707
  Accumulated deficit. . . . . . . . . . . . . . . . .   (18,378)    (13,666)
                                                        --------    --------
          Total shareholders' (deficit) equity . . . .      (457)      1,041
                                                        --------    --------
                                                        $  1,663    $  6,346
                                                        --------    --------
                                                        --------    --------

        The accompanying notes are an integral part of these condensed financial statements.

                               DELTAPOINT, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                                -----------------------      -------------------------
                                                                   1997          1996           1997           1996
                                                                ---------     ---------      ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . . . . .      $    182       $  1,506       $  1,677       $  3,399
Cost of revenues . . . . . . . . . . . . . . . . . . . . .            84            335            553            956
                                                                --------       --------       --------       --------
  Gross profit . . . . . . . . . . . . . . . . . . . . . .            98          1,171          1,124          2,443
                                                                --------       --------       --------       --------
Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . .           684          1,094          2,926          3,145
  Research and development . . . . . . . . . . . . . . . .         1,245            789          2,592          1,877
  General and administrative . . . . . . . . . . . . . . .           181            206            660          1,167
                                                                --------       --------       --------       --------
                                                                   2,110          2,089          6,178          6,189
                                                                --------       --------       --------       --------
Loss from operations . . . . . . . . . . . . . . . . . . .        (2,012)          (918)        (5,054)        (3,746)
Interest  income (expense), net. . . . . . . . . . . . . .             1             16          ( 816)            55
Other income . . . . . . . . . . . . . . . . . . . . . . .           400                         1,171             --
                                                                --------       --------       --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      $ (1,611)      $   (902)      $ (4,699)      $ (3,691)
                                                                --------       --------       --------       --------
                                                                --------       --------       --------       --------
Net loss per share . . . . . . . . . . . . . . . . . . . .      $  (0.46)      $  (0.40)      $  (1.58)      $  (1.67)
                                                                --------       --------       --------       --------
                                                                --------       --------       --------       --------

Shares used in per share calculations. . . . . . . . . . .         3,489          2,230          2,966          2,206
                                                                --------       --------       --------       --------
                                                                --------       --------       --------       --------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               DELTAPOINT, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                               1997          1996
                                                            -----------   ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,699)    $  (3,691)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization . . . . . . . . . . . .         422           179
    In process research and development . . . . . . . . .         500            --
    Amortization of discounted conversion feature of
     notes payable. . . . . . . . . . . . . . . . . . . .         537            --
    Gain on DeltaGraph disposition. . . . . . . . . . . .      (1,171)           --
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .       1,547          (590)
      Inventories . . . . . . . . . . . . . . . . . . . .         (13)           43
      Prepaid expenses and other current assets . . . . .         (81)          (36)
      Accounts payable. . . . . . . . . . . . . . . . . .         159           631
      Accrued liabilities . . . . . . . . . . . . . . . .        (591)         (591)
      Reserve for returns . . . . . . . . . . . . . . . .        (676)          254
      Deposits and other assets . . . . . . . . . . . . .         (67)           13
                                                            ---------     ---------
        Net cash used in operating activities . . . . . .      (4,133)       (3,788)
                                                            ---------     ---------

Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .        (80)         (308)
  DeltaGraph disposition . . . . . . . . . . . . . . . . .      1,171            --
  Site Tech Acquisition (net of cash acquired) . . . . . .        (24)
                                                            ---------     ---------
        Net cash used in investing activities  . . . . . .      1,067          (308)
                                                            ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, exercise of stock
   options and warrants, net . . . . . . . . . . . . . . .         22         1,049
  Dividend payable . . . . . . . . . . . . . . . . . . . .        (13)
  Repayment of capitalized lease obligations . . . . . . .         --           (50)
                                                            ---------     ---------
        Net cash provided by financing activities. . . .            9           999
                                                            ---------     ---------

Decrease in cash and cash equivalents. . . . . . . . . . .     (3,057)       (3,097)

Cash and cash equivalents at beginning of period . . . . .      3,142         4,629
                                                            ---------     ---------
Cash and cash equivalents at end of period . . . . . . . .  $      85     $   1,532
                                                            ---------     ---------
                                                            ---------     ---------

             The accompanying notes are an integral part of these
                        condensed financial statements.

                                 DELTAPOINT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

    Founded in 1989, DeltaPoint, Inc. (the Company), has headquarters in Scotts Valley, California, and distribution partners in the United States, Europe and Japan. DeltaPoint, Inc. provides developers of individual, corporate and commercial Web sites with advanced Web site creation and management tools based on database component technology. In addition, the Company provided visualization software products that were designed to facilitate the collection, interpretation and management of business and technical information across multiple computing environments until May 1, 1997 at which time the Company sold its DeltaGraph product line.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the nine month period ended September 30, 1996 and for the nine month period ended September 30, 1997, the Company's loss per share would have been as follows:

                                    Nine Months Ended     Nine Months Ended
                                    September 30, 1996    September 30, 1997
                                    ------------------    ------------------
Basic loss per share                     ($1.67)               ($1.58)
Diluted loss per share                   ($1.67)               ($1.58)

NOTE 2 -- NOTES PAYABLE / SERIES A PREFERRED STOCK:

    On December 31, 1996, the Company issued $2,150,000 of convertible promissory notes payable. The notes bear interest at 6% payable semiannually over their two year term. The notes convert into Common Stock automatically at the end of the two year term and are convertible at the option of the holder with a total of 33%, 67% and 100% of the principal value of the notes convertible on or after March 1, March 31, and April 30, 1997, respectively. The conversion price of the notes is the lower of (a) 80% of the average closing bid price of the Company's Common Stock for the five days prior to notice of conversion and (b) the average offer price of the Company's Common Stock for the five business days prior to the notes' issuance, which is $6.70 per share. The Company recognized the value of the discounted conversion feature, or $537,000, and deferred debt issuance costs, or $262,000, as additional interest expense during the three months ended March 31, 1997.
The amortization of the discounted conversion feature resulted in an increase to Common Stock of $537,000. During the nine months ended September 30, 1997, holders of notes payable converted $2,150,000 in principal value into $1,530,000 of Series A Preferred Stock and 427,000 shares of Common Stock. The holders of the Series A Preferred Stock subsequently converted the $1,530,000 of Series A Preferred Stock into 1,215,000 shares of Common Stock during the three months ended September 30, 1997.

NOTE 3 -- NET LOSS PER SHARE:

    Net loss per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from convertible promissory notes payable (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Requirements, common and common stock equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented. Due to the net loss for the nine month periods ended September 30, 1997 and 1996, the common stock equivalents were excluded from the net loss per share calculation because their effect was anti-dilutive.

NOTE 4  -- SALE OF DELTAGRAPH PRODUCT LINE (UNAUDITED):

    On June 27, 1997, the Company completed the sale of its DeltaGraph product line to SPSS, Inc. ("SPSS") with an effective date of May 1, 1997 for aggregate proceeds of $1,310,000 in cash of which $910,000 was attributable to the sale of the Delta Graph product line and $400,000 was attributable to services to be rendered by the Company pursuant to a management agreement (the "Management Agreement"). The Company received $910,000 on June 30, 1997. The Company recognized the $400,000 due under the Management Agreement during the three months ended September 30, 1997, upon completion of all obligations required under the agreement. Such amount is included in other income.

    In the quarter ended June 30, 1997, the Company recorded a non-operating gain related to the sale of the DeltaGraph product line in other income as follows:

         Total sales price                               $ 910,000
         Less:
                 Expenses related to the sale             (105,000)
                 Net book value of assets transferred     ( 34,000)
                                                         ---------
         Gain on sale of DeltaGraph product line         $ 771,000
                                                         ---------
                                                         ---------

    As a result of the Company's significant tax loss carry-forwards and other tax benefits, the Company did not incur a tax expense related to this gain.

    Following the effective date of this transaction, the Company no longer has revenues related to the sales of the DeltaGraph product line. DeltaGraph revenues were $3,067,000 and $659,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Such revenues were 62.0% and 39.3% of total revenues for 1996 and the nine months ended September 30, 1997, respectively. During 1996 and the nine months ended September 30, 1997, cost of revenues and operating expenses directly attributable to DeltaGraph totaled $1,800,000 and $530,000, respectively. Such revenues and expenses have not continued subsequent to the disposition of the product.

    The proforma net revenues, related net loss and net loss per share of the Company for the year ended December 31, 1996 and nine months ended September 30, 1997 after giving effect to the DeltaGraph transaction as if it had been consummated at January 1, 1996, are as follows:

                                   YEAR ENDED       NINE MONTHS
                                   DECEMBER 31,   ENDED SEPT. 30,
                                      1996             1997
                                   (PRO FORMA)      (PRO FORMA)
            Net Revenues           $1,883,000       $1,018,000
            Net Loss               (6,115,000)      (5,999,000)
            Net Loss per Share          (2.74)           (2.02)

NOTE 5 -- SITE/TECHNOLOGIES/INC. ACQUISITION:

    On July 11, 1997 the Company completed the acquisition of Site/technologies/inc. ("Site"), a privately held company. In connection with this acquisition, the Company issued a total of 550,029 shares of its Common Stock valued at $505,000, incurred net cash costs of $24,000 and assumed liabilities of $73,000 (for a total purchase price of $602,000) in exchange for all outstanding shares of Site. The acquisition of Site was accounted for as a purchase. The purchase price was allocated as follows:

     In process research and development      $500,000
     Property and equipment                     68,000
     Other                                      34,000
                                              --------
                                              $602,000
                                              --------
                                              --------

In addition, the Company agreed to pay royalties on sales of certain products.

NOTE 6  -- PENDING ACQUISITION:

    On April 16, 1997, the Company entered into a Letter of Intent with Inlet Divestiture Corp. ("IDC"), Inlet, Inc. ("Inlet") and certain individuals pursuant to which the Company would purchase certain internet technologies (including source code and related documentation). The purchase price would be (i) $825,000 in cash, payable in installments, and (ii) the issuance of 360,000 shares of the Company's Common Stock. The Company would also pay royalties on sales, licenses, sublicenses or other transactions pursuant to which units of the software product are distributed. Half of the amount of royalties would be paid in the Company's Common Stock. Pending the closing of the purchase, the Company and IDC entered into an OEM agreement which grants the Company the exclusive right to distribute the software product. The Letter of Intent contemplates that if the closing of the purchase does not occur, the OEM agreement would continue in effect. In addition, the Company entered into a consulting agreement in which the Company is paying $20,000 a month in consulting fees starting July 1, 1997. Consummation of the transactions contemplated in the Letter of Intent is subject to certain additional conditions, including negotiation of a definitive purchase agreement and other agreements. There can be no assurance that the transactions contemplated in the Letter of Intent will be consummated.

NOTE 7 --  FOLLOW-ON OFFERING (UNAUDITED):

    The Company completed a follow-on offering on October 15, 1997. The Company issued 3,450,000 shares of common stock at a per share price of $2.25 and realized net proceeds of approximately $6,300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1996 AND "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION NO. 333-34825) AS FILED WITH THE COMMISSION ON OCTOBER 7, 1997. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

    CORPORATE EVENTS. The Company was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. The Company commenced shipments of its initial product, DeltaGraph, at the end of 1989. The Company conducted its initial public offering in December 1995 and completed a follow-on offering in October 1997. Commencing with its acquisition of the technology required to develop WebAnimator (a multimedia authoring tool for the Web) in November 1995, the Company's strategy has been to realize a significant and growing percentage of its revenues from the sale of Internet software products. Towards that end, the Company acquired technology to develop QuickSite (a Web site creation and management tool) in December 1995 (released version 1.0 in February 1996) and introduced WebTools in March 1996, WebAnimator in July 1996, QuickSite Developer's Edition in September 1996 and QuickSite 2.5 in May 1997. In July 1997 the Company acquired technology to develop Site Sweeper 2.0 which was released in September 1997.

    DELTAGRAPH DISPOSITION. On June 27, 1997, as part of the Company's continuing strategy to focus its development, sales and marketing efforts on Internet software products, the Company consummated the "DeltaGraph Disposition" pursuant to which the Company sold those assets related to its DeltaGraph software product line to SPSS, Inc. ("SPSS") for $910,000 in cash. The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997 and as part of the DeltaGraph Disposition, DeltaPoint also agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS made an additional $400,000 cash payment to DeltaPoint on August 10, 1997. See Note 4 to the Notes to Condensed Financial Statements.

    In addition, to further focusing the Company on Internet software products, the DeltaGraph disposition provided the Company with much needed liquidity.

    RECENT ACQUISITION. On July 11, 1997, the Company consummated the "Site Tech Acquisition" pursuant to which the Company acquired, from Site/technologies/inc. ("Site"), among other things, SiteSweeper 1.0, a Web site quality control and maintenance product. The Company subsequently developed SiteSweeper 2.0, which is designed to enable Web development and management professionals to maintain the integrity of mission critical Web based business environments. The Company introduced SiteSweeper 2.0 in the third quarter of 1997. In connection with the Site Tech Acquisition, the Company issued a total of 550,029 shares of Common Stock with a fair value of $505,000, incurred net cash costs of $24,000 and assumed liabilities of $73,000 (for a total purchase price of $602,000) in exchange for all outstanding shares of Site. The Company recognized a charge to operations of $500,000 in the quarter ended September 30, 1997 for the portion of the purchase price determined to be in-process research and development. In addition, the Company also agreed to pay the specified royalties on sales of certain products developed from the technologies acquired from Site.

    PENDING ACQUISITION. On April 16, 1997, DeltaPoint entered into the Letter of Intent for the "Inlet

Technology Acquisition" with, among others, Inlet, Inc. ("Inlet") pursuant to which the Company agreed to acquire from Inlet certain Internet technologies. As consideration for the Inlet Technology Acquisition, the Company has agreed to pay to Inlet an aggregate of $825,000 in cash (payable in installments) and 360,000 shares of the Company's Common Stock payable at closing. There can be no assurance that the Inlet Technology Acquisition will be consummated. Such transaction is contingent on a number of factors including negotiation of definitive documentation. See Note 6 to the Notes to Condensed Financial Statements.

    The Company plans to incur additional expenditures to develop or acquire Internet software products or develop new versions of existing products over the next several quarters.

    COMPANY NAME CHANGE TO SITE TECHNOLOGIES. In connection with the Site Tech Acquisition, the Company obtained the rights to the name Site/technologies/inc. Beginning on October 24, 1997 the Company began doing business as Site Technologies. This name change will require an amendment to the Company's Articles of Incorporation and, as a result, will require shareholder approval. The Company has begun the legal steps necessary to obtain such shareholder approval.

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

    IMPACT OF DELTAGRAPH DISPOSITION AND THE SITE TECH ACQUISITION. As a result of the DeltaGraph Disposition and the Site Tech Acquisition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability will be entirely dependent on the success of its Internet software products. Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition and the Site Tech Acquisition are the Company's net revenues, operating losses and gross profit for the year ended December 31, 1996 and the nine months ended September 30, 1997. For the year ended December 31, 1995, substantially all the Company's revenues were attributable to the Company's DeltaGraph visualization software products. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses as the Company plans to continue its investment in developing new and updated versions of its Internet software products.

                             For the Year Ended     For the Nine Months Ended
                              December 31, 1996        September 30, 1997
                           ----------------------   -------------------------
                            Actual     Pro Forma      Actual      Pro Forma
                           --------   -----------   ----------   ------------
Net Revenues               $ 4,950      $ 1,911       $ 1,677      $ 1,047
Loss from Operations       $(4,922)     $(7,647)      $(5,054)     $(5,506)
Gross Profit Percentage       76.1%        72.5%         67.0%        65.0%

    HISTORIC AND ANTICIPATED LOSSES. The Company incurred net losses of $4,848,000 for the year ended December 31, 1996 and $4,699,000 for the nine months ended September 30, 1997, and had an accumulated deficit of $18,378,000 as of September 30, 1997. The Company expects to incur losses for at least the next 12 months, and possibly longer. The Company's future operating results will depend on many factors, including the successful development, introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the small to medium businesses ("SMB's") and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including Value Added retailers ("VARs"), original equipment manufacturers ("OEMs") and Internet Service providers ("ISPs"); the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.

    FLUCTUATIONS. The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, the existence and terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors (the Company's revenues in the quarter ended September 30, 1997 were particularly impacted by a competitor's new product introduction), new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of the quarter, with such revenues frequently concentrated in the last week or weeks of the quarter.

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

In July and August 1997 the remaining balance on the Convertible Notes of $37,500 and the Series A Preferred Stock were converted into shares of Common Stock. The Series A Preferred Stock and Convertible Notes were converted into shares of Common Stock generally at a price equal to 80% of the five day average closing price on the OTC Bulletin Board for the five business days prior to conversion. During the quarter ended March 31, 1997, the Company recognized the value of the discounted conversion feature and deferred debt issuance costs aggregating $799,000 as additional interest expense. The Company does not expect to record any similar charges related to these securities in future quarters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    NET REVENUES. Net revenues for the three month period ended September 30, 1997 decreased by 87.9% to $182,000 from $1,506,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the sale of the DeltaGraph product line which accounted for no revenues in the three month period ended September 30, 1997 as compared to $881,000 in the three month period ended September 30, 1996. In addition, sales of the Company's Internet products were adversely affected by the Company's limited promotional activities due to cash constraints during this period and the introduction of competing products by a Company competitor. The Company anticipates revenues will remain flat until the Company has successfully expanded its use of non-retail distribution channels.

    For the three month period ended September 30, 1997, international revenue decreased to 0% of net revenues compared to 26.0% of net revenues for the period ended September 30, 1996. The decrease in international revenue was attributable to the sale of the DeltaGraph product as the Company's Japanese and major international distributor principally sold DeltaGraph products. The Company expects international revenue to remain flat until the relationship with the Company's Japanese distributor is clarified or other international distribution channels can be established. The Company's international sales are principally denominated in U.S. dollars. Movements in currency exchange rates did not have a material impact on net revenues in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

    GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. Gross profit for the three month period ended September 30, 1997 decreased as a percentage of net revenues to 53.8% from 77.8% for the corresponding period in the prior fiscal year principally as a result of the Company's significantly reduced level of sales. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products. Historically, the Company's gross profit on the sale of DeltaGraph products was consistent with the Company's overall gross profit. However, the Company anticipates gross profit as a percentage of revenue will decline in future periods as Internet product sales increase due to the third-party royalty obligations associated with such sales.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended September 30, 1997 decreased in absolute dollars to $684,000 or 375.8% of net revenues compared to $1,094,000 or 72.6% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's decrease in overall marketing activities due to cash flow constraints. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods because the Company plans to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended September 30, 1997 increased in absolute dollars to $1,245,000 or 684.1% of net revenues compared to $789,000 or 52.4% of revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a $500,000 write-off for the portion of the Site Tech Acquisition technology determined to be in-process research and development and a $89,000 severance charge relating to the departure of one of the Company's founders. The Company expects that research and development expenses would increase in absolute dollars in future periods due to further development of the Company's new products and updated and cross platform versions of the Company's existing products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended September 30, 1997 decreased in absolute dollars to $181,000 or 99.5% of net revenues compared to $206,000 or 13.7% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses was primarily attributable to the mix of general and administrative employees. The Company expects that general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its operations.

    OTHER INCOME. Other income for the three month period ended September 30, 1997 consists of the $400,000 management fee relating to the Deltagraph Disposition.

    INTEREST INCOME, NET. Interest income, net includes interest income earned on cash and cash equivalents. Interest income decreased to $1,000 during the third quarter of fiscal 1997 from $16,000 during the comparable 1996 period. This decrease was primarily attributable to the Company's decreased cash balance during the third quarter of fiscal 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended September 30, 1997 and 1996 due to net operating losses and the availability of net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    NET REVENUES. Net revenues for the nine month period ended September 30, 1997 decreased by 50.7% to $1,677,000 from $3,399,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the sale of the DeltaGraph product line which accounted for $658,000 of net revenue in the nine month period ended September 30, 1997 as compared to $2,021,000 in the nine month period ended September 30,1996. In addition, sales of the Company's Internet products were adversely affected by the Company's limited promotional activities due to cash contraints during the period and the introduction of competing products by a Company competitor. Included in the September 30, 1997 revenues is a one-time license fee of $150,000 received from an OEM.

    For the nine month period ended September 30, 1997, international revenues increased to 23.7% of net revenues from 22.0% of net revenue in the corresponding period in the prior year. The increase in international revenues was primarily due to the overall decrease in revenue due to the disposition of the DeltaGraph product line. In light of the DeltaGraph Disposition, the Company expects that in the near-term international revenues attributable to Internet products will decline until the relationship with its Japanese distributor (who principally sold DeltaGraph products) is clarified or other international distribution channels can be established.

    GROSS PROFIT. Gross profit for the nine month period ended September 30, 1997 decreased as a percentage of net revenues to 67.0% from 71.9% for the corresponding period in the prior year principally as a result of the Company's significantly reduced level of sales. The Company's gross profit on an actual basis and as a percentage of net revenue has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products. Historically, gross profit on the sale of DeltaGraph products was consistent with the Company's overall gross profit.

    SALES AND MARKETING. Sales and marketing expenses for the nine month period ended September 30, 1997 decreased to $2,926,000 or 174.5% of net revenues from $3,145,000 or 92.5% of net revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's decrease in overall marketing activities due to cash flow constraints.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the nine month period ended September 30, 1997 increased to $2,592,000 or 154.6% of net revenues compared to $1,877,000 or 55.2% of net revenues for the corresponding period in the prior year. The increase in research and development expenses was primarily due to a $500,000 write-off for the portion of the Site Tech Acquisition technology determined to be in-process research and development and a $89,000 severance charge relating to the departure of one of the Company's founders.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine month period ended September 30, 1997 decreased to $660,000 or 39.4% of net revenues compared to $1,167,000 or 34.3% of net revenues for the corresponding period in the prior year. The decrease in general and administrative expenses was primarily attributable to a severance charge in the first quarter of 1996 of $505,000 relating to the departure of the Company's Chief Executive Officer.

    INTEREST (EXPENSE) INCOME, NET. Interest (expense) income, net includes interest payable on the Company's Convertible Notes during the nine months ended September 30, 1997, the recognition of the discounted conversion feature on the Convertible Notes and amortization of the related deferred debt issuance costs, offset by interest income earned on cash and cash equivalents. Interest expense during the first nine months of 1997 increased to $852,000 from $26,000 during the first nine months of 1996. This increase was primarily attributable to the recognition of the discounted conversion feature of the Convertible Notes and the related deferred debt issuance costs which totaled $799,000.

    OTHER INCOME. Other income for the nine months ended September 30, consists of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997 and the related management fee.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the nine month periods ended September 30, 1997 and 1996 due to the Company's net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had a working deficit balance of $1,085,000 and shareholders' deficit of $457,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and, recently, the sale of the DeltaGraph product line. Since inception, the Company has received approximately $15 million in proceeds from private sales of preferred stock, convertible debt and from the Company's initial public offering of Common Stock.

    The Company used net cash in operations of $4,133,000 in the nine month period ended September 30, 1997 and $3,788,000 for the corresponding period of the prior year. Net cash used in the first nine months of 1997 consisted primarily of a net loss of $4,699,000 offset by non-cash items and other working capital changes. Net cash used in operations during the nine months ended September 30, 1996 consisted primarily of a net loss of $3,691,000.

    Net cash provided by financing activities were insignificant during the nine month period ended September 30, 1997 and totaled $999,000 for the corresponding period of the prior year. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the exercise of the overallotment option from the Company's initial public offering offset by approximately $77,000 for related registration expenses. The Company also repaid capital lease obligations of $45,000.

    Net cash provided by investing activities during the nine months ended September 30, 1997 totaled $1,067,000 and primarily resulted from the DeltaGraph Disposition offset by property and equipment purchases. For the nine month period ended September 30, 1997 the Company's capital expenditures totaled approximately $80,000 and were attributable to acquisitions of personal computer and computer workstation equipment used to support the Company's development efforts.

    At September 30, 1997 the Company's cash and cash equivalents was $85,000. In October 1997 the Company closed a follow-on offering of 3,450,000 shares of common stock at $2.25 which provided net proceeds of approximately $6,300,000. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth may require the Company to obtain additional sources of financing in the future. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTIONS; FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING.

    The Company incurred net losses of $4,848,000 for the year ended December 31, 1996 and $4,699,000 for the nine months ended September 30, 1997, and had an accumulated deficit of $18,378,000 as of September 30, 1997. The Company expects to incur losses for at least the next 12 months, and possibly longer. There can be no assurance that the Company will not incur significant additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.

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

DEPENDENCE ON INTERNET SOFTWARE PRODUCTS AND RELATED STRATEGY; DEPENDENCE ON CONTINUED EMERGENCE OF INTERNET SOFTWARE MARKET

    Prior to 1996, the Company derived substantially all of its product revenues from licenses of its DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997; and Site Sweeper 2.0, its quality control product for the Web professional. In addition, the Company currently plans to develop and market a family of products targeted at the SMB and enterprise department user markets for scalable Web site development and management solutions, client/server, multi-authoring, dynamic site development and management product based on the technology to be acquired in the Inlet Technology Acquisition (planned for release in the fourth quarter of 1997, at the earliest). The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these targeted markets. There can be no assurance that the Company's strategy of targeting the SMB and enterprise department user markets will be successful, that the Inlet Technology Acquisition will be consummated, that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential Internet software products, or that any of its existing or potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "--Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks" and "--Distribution Risks; Substantial Reseller Customer Concentration."

RISKS ASSOCIATED WITH INLET TECHNOLOGY ACQUISITION AND SITE TECH ACQUISITION; GENERAL ACQUISITION RISKS

    In an effort to capitalize on the emerging opportunities in the SMB and enterprise department user markets for scalable Web site development and management solutions, the Company consummated the Site Tech Acquisition in July 1997 and has entered into the pending Inlet Technology Acquisition. The Company has introduced SiteSweeper 2.0, an updated version of the SiteSweeper
1.0 product acquired in the Site Tech Acquisition and plans to introduce a client/server, multi-authoring site, dynamic development and management product based on the technology to be acquired in the Inlet Technology Acquisition (planned for release in the fourth quarter of 1997, at the earliest). There can be no assurance that the Inlet Technology Acquisition, which is contingent on certain closing conditions, including the negotiation of a definitive purchase agreement and other agreements, will be consummated. Although the Company will continue to have a license to the technology to be acquired in the Inlet Technology Acquisition if the transaction is not consummated, the Company may be required to pay greater royalties and the license may be non-exclusive. Furthermore, there can be no assurance that any technology acquired in the Site Tech Acquisition or the Inlet Technology Acquisition can be successfully developed or integrated into the Company's current technology on a timely basis or at all, or that any products based on this technology will receive market acceptance. In order to market products to the SMB and enterprise departmental user markets, the Company must significantly increase its non-retail distribution channels. See "--Distribution Risks; Substantial Reseller Customer Concentration". The failure to successfully develop and integrate the acquired technologies into the Company's Web site development and management technology or to successfully market products based upon the acquired technologies would adversely impact the Company's strategy of marketing to the SMB and enterprise department user markets (in addition to individuals and small office/home office ("SOHO") professionals) and would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in the use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's shareholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of administrative, marketing and sales and engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. For example, in the quarter ended September 30, 1997, the Company expensed a significant portion of the Site Tech purchase price as in-process technology because the acquired technology had not reached technological feasibility and has no alternative future use. A similar charge is expected in connection with the pending Inlet Technology Acquisition. The failure to successfully evaluate, negotiate, effect and integrate acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

    As a result of its cash constraints, and in connection with its reduced level of operations and its focus on Internet software products, the Company has significantly rationalized its workforce, including administrative and engineering resources. While the Company endeavors to identify and develop, license or acquire technologies or products to extend product functionality and market position in the areas of Web site development and management, its ability to successfully undertake these activities could be limited by, among other things, existing administrative, engineering and other resource limitations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address targeted markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Distribution Risks; Substantial Reseller Customer Concentration" and "--Rapid Technological Change; Risk of Product Delays; Risk of Product Defects."

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

DISTRIBUTION RISKS; SUBSTANTIAL RESELLER CUSTOMER CONCENTRATION

    The Company currently sells its software products targeted at the individual and Small Office Home Office ("SOHO") professional market to distributors for resale to certain retailers, including computer superstores and mass merchandisers. The Company plans to expand distribution of its Internet software products in this retail distribution channel by increasing distribution relationships both domestically and internationally. The Company also intends to increase the number of products available for sale through the retail channel, which the Company believes is essential in
securing adequate retail shelf space and retailer promotional support.   The
retail distribution channel is highly competitive and there can be no assurance as to the Company's ability to expand its distribution in this channel. In addition, there can be no assurance that the Company will be able to successfully develop additional products for distribution through this channel. See "--Competition."

    The Company intends to introduce products targeted at the SMB and enterprise department user markets. Successful development of products targeted at the SMB and enterprise department user markets will depend in part on the Company's ability to successfully integrate the technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition. See "--Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks." In addition, the Company has not historically sold products targeted at these markets and, in order to do so, must develop a sales and marketing department with specialized expertise in the development of value added reseller ("VAR"s), original equipment manufacturer ("OEM") and Internet Service Provider ("ISP") relationships to provide SMB and enterprise department users Internet software solutions. There can be no assurance that the Company will be able to develop such a sales and marketing team on a timely basis or at all. In addition, this market is competitive and there can be no assurance that the Company will be successful in establishing significant relationships with VARs, OEMs or ISPs or, if developed, there can be no assurance as to amount of support that the Company's products will receive from these VARs, OEMs or ISPs who may offer products that compete with the Company's products. See "--Competition." To the extent that the Company succeeds in its strategy to target the SMB and enterprise department user markets, among other things, the Company's results of operations may be subject to greater or different fluctuations as a result of potentially larger individual product sales, a longer sales cycle and longer payment terms.

    Sales to a limited number of distributors and retailers in the retail distribution channel have constituted, and are anticipated to continue to constitute in the near term, a significant portion of the Company's retail software sales. In particular, revenues from licenses sold to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor, constituted approximately 11% of the Company's revenues from the sale of Internet products for the year ended December 31, 1996 and 10% for the nine months ended September 30, 1997. See "--Risks Associated with International Operations." Sales to Ingram Micro Inc. constituted approximately 45% and 30% of the Company's revenues from the sale of Internet products for the year ended December 31, 1996 and for the nine months ended September 30, 1997, respectively. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to any of such entities, would, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing distributors and retailers will continue to provide the Company's products with adequate levels of shelf space or promotional support.


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

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and is traded on the Pacific Exchange (formerly the Pacific Stock Exchange) and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. The shares of Common Stock are currently quoted on the Pacific Exchange. The Company has been notified by the Pacific Exchange that it may take action to delist the shares of Common Stock as a result of, among other things, the Company's failure to maintain certain requirements for continued listing. As a result of the foregoing, it is more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market and the applicability of such "penny stock" rules could adversely affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. While the Company intends to apply for relisting on the Nasdaq SmallCap Market should it ever satisfy the conditions of listing and intends to take actions to prevent delisting from the Pacific Exchange, there can be no assurance that relisting will occur or that delisting will not occur in the future. Even if the Company achieves relisting for the Common Stock on the Nasdaq SmallCap Market, the liquidity of the Common Stock will remain limited as the Nasdaq SmallCap Market and the Pacific Exchange are a significantly less liquid markets then the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market (if relisted) and the Pacific Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market and the Pacific Exchange.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  List of Exhibits

                   27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

          On September 22, 1997, the Company filed an amended 8-K related to the acquisition of Site/technologies/inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DELTAPOINT, INC.


                                       By:  /s/ Jeffrey F. Ait
                                            ------------------------------
                                            Jeffrey F. Ait
                                            Chief Executive Officer
                                            (Principal Accounting Officer)




Date:  November 14, 1997