Form 10KSB40
period 1997-12-31
SITE TECHNOLOGIES INC
filed 1998-03-31
CIK 1003754

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

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

      [ ]15, TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27328
                             ---------------------

                            SITE TECHNOLOGIES, INC.

                          (FORMERLY DELTAPOINT, INC.)
             (Exact Name of Registrant as specified in its charter)

           CALIFORNIA                           7372                     77-0216760
 (State or Other Jurisdiction of    (Primary Standard Industrial      (I.R.S. Employer
 Incorporation or Organization)     Classification Code Number)    Identification Number)

                          380 EL PUEBLO RD., STE. 100
                    (Address of principal executive offices)

                                  408-461-3017
              (Registrant's telephone number, including area code)

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

    Check if there is no disclosure of delinquent filers in the response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this for 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $1,827,000

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was approximately $4,248,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of an affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the registrant's Common Stock as of March 23, 1998 was 8,516,380.

Transitional Small Business Disclosure Format (check one) Yes ____ No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III--Portions of the registrant's definitive Proxy Statement are to be used in conjunction with the registrant's Annual Meeting of Shareholders to be held on June 12, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SITE TECHNOLOGIES, INC.
                           FORM 10-KSB ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997
                               TABLE OF CONTENTS

PART I

Item 1.    Description of Business......................................................          3

Item 2.    Property.....................................................................         23

Item 3.    Legal Proceedings............................................................         23

Item 4.    Submission of Matters to a Vote of Security Holders..........................         23

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........         24

Item 6.    Management's Discussion and Analysis of Financial Condition and Plan
             of Operations..............................................................         24

Item 7.    Consolidated Financial Statements............................................         30

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................         30

PART III

Item 9.    Directors and Executive Officers, Promoters, and Control Persons; Compliance
             with Section 16 (a) of the Exchange Act....................................         46

Item 10.   Executive Compensation.......................................................         46

Item 11.   Security Ownership of Certain Beneficial Owners and Management...............         46

Item 12.   Certain Relationships and Related Transactions...............................         46

Item 13.   Exhibits and Reports on Form 8-K.............................................         46

SIGNATURES..............................................................................         49

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS" AND "RISK FACTORS."

    Site Technologies, Inc. (the "Company") was incorporated in California in 1989. The Company develops and markets Web site development, management and maintenance software solutions for Web-based business environments. The Company is committed to providing modular, extensible client and server Web site management tools through a multi-tier family of software products that scale from small business to enterprise departmental solutions. The Company's objective is to become a leading provider of professional Web tools for the Web professional.

INDUSTRY BACKGROUND

    The worldwide, cost-effective communication benefits of the Web are leading many individuals and business organizations to actively "publish" information on the Web by creating a Web "site", a collection of Web pages, each handcrafted using a relatively new and quickly evolving tagging language called hypertext markup language ("HTML").

    For many individuals and small business organizations, establishing a robust Web site remains a time-consuming and expensive proposition. The free-form nature of HTML has inhibited the emergence to date of a standard HTML page creation. Further, an increasing number of competing extensions and modifications to the HTML language continue to be proposed, making it difficult for Web site publishers to support the latest technical advances. A generational evolution in Web sites, based on additional functions and benefits, is also underway.

    First generation Web sites are generally characterized by small volumes of information or "content", static pages that are infrequently updated with limited links to other Web pages. Generally, these sites are created and managed by a single author (the Webmaster) and published to a single Web server. To assist in the creation of first generation Web sites, a large number of first generation Web authoring or "page creation" tools have emerged. These limited-function tools focus on the creation of a single page at a time and require that content within pages and between pages be manually linked and manually maintained. Further, the content of such sites has no inherent structural intelligence, making global changes, consistency of design, reorganization of sections and managing the integrity of the Web site difficult and time-consuming.

    Next generation Web sites are richer in multi-media content, consist of both static and dynamically created pages, are continuously updated and must integrate with existing business data. The use of these Web sites is emerging as businesses of all sizes adopt the use of Intranets for internal communications and begin conducting business over the Internet. Within these sites multiple authors of varying skill levels create a variety of Web pages that are combined into sophisticated Web-based applications, which are published to multiple Web servers and managed by multiple Webmasters. Although some second-generation Web page creation tools have been introduced, the Company believes that these products are based on architectures that primarily emphasize the layout and design aspects of individual pages and, as a result, are not suited to handle these dynamic Web site environments.

    The evolving market for Web site development and management software products is segmented as follows:

    INDIVIDUALS AND SOHO PROFESSIONALS (1 TO 20 EMPLOYEES). According to IDC Link, a leading research firm, in 1996 there were approximately 11 million individual and SOHO business users in the United States. The Internet provides these business users with a cost-effective way of increasing their exposure and market reach by creating and publishing a Web site. Increasingly, Internet shopping malls are attracting these small businesses to build catalogs and publish product and service offerings on the Internet.

    The Web site has recently evolved into a critical business application environment that provides greater sales and marketing reach and is allowing these businesses to grow faster and more cost effectively than ever before. The need for easy to use robust Web site development and management software solutions that support a wide range of Web application environments is expanding rapidly.

    SMALL TO MEDIUM BUSINESS (SMB) (1 TO 499 EMPLOYEES). Small to medium businesses ("SMB's"), primarily through value added resellers ("VARs"), are developing robust Web sites to reach broader target audiences in a more cost-effective manner. These Web sites are extending both internally to Intranets that enable internal company communications, and externally to Extranets that enable business-to-business and business-to-consumer transactions such as "electronic commerce."

    Today, the SMB's and the Web professionals that support them have very few tools to support the multi-authoring environment that is required to easily develop an interdepartmental Web site. The wide variety of content (including text, graphics, multi-media, video and audio) and applications (including Java and ActiveX) that can be incorporated into a robust Web site requires varying levels of users or "content creators" (including content contributors, graphic artist, developers, web administrators, application managers and Webmasters).

    As SMB's leverage Web technology to implement Intranet applications and Internet Web sites, they are facing a new set of management challenges such as integrating the efforts of many diverse contributors, managing a large number of varied application components and keeping applications up to date with ever-changing content. These markets need an integrated Web site development and management solution that supports a broad set of Web based business requirements.

    WEB PROFESSIONALS. In response to customer demands, many value-added resellers ("VARs") who have historically serviced the SMB market are moving their business focus to Web consulting and Web application development. In addition, Internet Service Providers ("ISPs") are offering Web site hosting and consulting services to help small and medium businesses quickly gain a presence on the Web and reduce the up front cost of setting up a Web server. These Web professionals require powerful software tools and solutions to aid them in their Web site development and management businesses.

    ENTERPRISE DEPARTMENT USERS. Many large corporations or enterprises, having already established sophisticated Web sites for external communications, are now encouraging smaller internal groups and departments to build private "Intranet" Web sites. These departmental environments in many respects operate as small businesses and face many of the same problems identified above (including the need for multi-authoring capabilities and managing a large number of varied application components). There is considerable demand for Web site development and management software solutions that support the existing enterprise standards, as well as the interoperability with legacy data environments.

COMPANY APPROACH

    The Company believes that effective Web site development and management software solutions must not only simplify initial content creation, but enable content contributors, developers and Webmasters to easily update diverse content, maintain site integrity, deploy pages in a controlled methodology and manage the variety of Web site components on an ongoing basis. Further, the Company believes that an open architecture that supports existing components is important to maintaining maximum flexibility as

Internet standards emerge and evolve rapidly and as Web based applications become more tightly integrated into legacy business environments.

    The Company has developed and is continuing to develop a family of products designed to enable Web site developers to easily and cost-effectively develop, manage, integrate, deploy and maintain robust Web-based applications using a structured approach. The Company's scalable Web site development and management products have been designed to utilize an advanced product design featuring a database architecture and incorporate a series of "wizards" that guide the site developer through a "point and click" process that results in a completed, fully linked Web site structure in minutes.

    The Company's database design is intended to enable the automatic generation and maintenance of links between Web pages, eliminating or reducing the need for programmer or technical intervention. Additionally, this approach is intended to enable all components of an entire Web site to be captured, collected and easily managed as fully indexed data objects within the database engine. The Company believes that its database approach to Web site development and management provides fundamental advantages over existing page creation methodologies as the volume and complexity of content contained in the Web sites increases and the propagation of pages are expanded through multiple tiers of servers in larger organizations.

    The Company's scalable Web site development and management tools are designed to work either with full client-side functionality, to free the site designer from costly server connection time during the site creation and testing process, or as a client/server environment supporting multi-authoring capabilities in a group development environment. Further, these products are designed to utilize an open architecture that provides Web browser and Web server independence.

STRATEGY

    The Company's objective is to be a leading provider of professional Web tools for the Web professional. The Company's strategy for achieving this objective includes the following elements:

    BROADEN PRODUCT OFFERINGS. The Company continues to identify and develop, license and acquire technologies or products to extend product functionality and market position in Web site management and interoperability.

    In the area of Web site management and interoperability, the Company expects to continue to update and enhance the development, interoperability and management features of its products to support a broader level of functionality. Towards that end, and to capitalize on the emerging opportunities in the SMB and enterprise department user markets for scalable Web tools for Web professionals, in November 1997 the Company has acquired from Inlet Divestiture Corp. ("Inlet") certain proprietary core technology which will serve as the basis for the Company's client/server, multi-authoring site, dynamic development and management products, the first being SiteMaster which was released in a preview format in February 1998. In July 1997, pursuant to the Site/technologies/inc. acquisition ("Site Tech Acquisition"), the Company acquired technology that serves as the basis for the Company's SiteSweeper 2.0 product, which is designed to enable Web development and management professionals to maintain the quality and integrity of mission critical Web based business environments.

    EXPAND TARGET MARKETS. To date, the Company's Internet software products have been targeted at individuals and SOHO professionals. However, the scalable design of the Company's current and planned family of Web site development and management products should enable such products to be used by the individual or SOHO professional in a desktop environment that publishes the finished Web site on a remote Web server or outside hosting site, and by the SMB or enterprise department user that develops Intranet applications in a client/server, multi-authoring environment.

    EXPAND CHANNELS OF DISTRIBUTION. The Company has historically marketed its Internet software products primarily through the retail distribution channel. The Company believes that in order to effectively market its new family of Web site development and management products to the SMB and enterprise department users, the Company must continue to implement a sales and marketing program focused on the development of VAR's Web professionals, Original Equipment Manufacturers ("OEMs") (such as key PC manufacturers) and ISP's.

    DEVELOP PRODUCTS THAT SUPPORT OPEN ARCHITECTURE. The Company plans continue to introduce Web site development and management software products based on an open architecture. This open architecture is designed to support industry standard architectures, which support widely used Web browsers (including Netscape Navigator and Microsoft Internet Explorer), major Web server software environments (including Windows NT, Netscape and Unix) and industry standard database environments (including Oracle, Informix and Microsoft SQL). Additionally, the Company plans to design additional products that will incorporate evolving technologies such as: Java, Active X and OLE components that will support a wide variety of Web based client/server environments.

    INCREASE DEMAND AND AWARENESS. The Company intends to increase its brand and product awareness by emphasizing the product's ability to develop, manage, deploy and maintain next-generation Web sites and database architecture, and by demonstrating its broad acceptance through strategic relationships with industry leaders. Since March 1996, the Company has entered into agreements with companies such as Sony, Earthlink, Anawave, Inc., Compaq, Macmillan Press, McAfee Mall, Internet Mall and StarBase Corp. To build brand identity, the Company is also planning to increase and expand its print and online advertising.

COMPANY PRODUCTS

    SITESWEEPER

    In September 1997, the Company introduced SiteSweeper 2.0 a Web site quality control tool available for Web professionals (including those who support the SMB and enterprise department user markets) that automates time-consuming quality assurance tasks, allowing the Webmaster to identify potential problems quickly and easily. SiteSweeper 2.0 is designed to (i) "sweep" Web sites using standard Internet protocols, allowing a sweep of both static and dynamic pages;
(ii) secure Web pages that require a user name and password; and (iii) permit the Webmaster to include or exclude specific pages, or entire folders, on any number of Web servers.

    SiteSweeper 2.0 is designed to incorporate the following functions:

    QUALITY REQUIREMENT EXAMINATION. SiteSweeper 2.0 is designed to examine a Web site searching for problems that impact the quality and integrity of the Site. SiteSweeper 2.0 is designed to check for broken links, slow pages, missing "Alt" attributes, missing "Width" or "Height" attributes, distorted images, missing or duplicate titles, and missing meta-tags. These functions are designed to allow the Webmaster to identify specific quality requirements for each problem area. For example, it is expected that the Webmaster may designate the desired connection speed of typical users (for example, 28.8K bps or ISDN) and the longest acceptable page download time at the speed, with SiteSweeper 2.0 then reporting to the Webmaster how well that site meets the specified quality requirements.

    COMPREHENSIVE REPORTS. SiteSweeper 2.0 is designed to generate reports that identify potential quality problems. Additionally, a summary showing how well the site meets each quality requirement be displayed graphically, using a series of easy to understand charts. A detailed listing of specific problems is also provided for every page in the site. In addition, SiteSweeper 2.0 provides the Webmaster with information necessary for site management and maintenance. This includes a detailed listing of all of the components that make up a given page, as well as a complete list of links to and from each page, usage of various resource types, link status codes, external links, and images. SiteSweeper's reports are designed to be HTML-based and compatible with widely used Web browsers. The reports are designed to use Java-based charting and visual navigation technology, based on JavaScript.

    EXTENSIBLE ARCHITECTURE. SiteSweeper 2.0 is developed upon a robust modular software architecture, using components that are both re-usable and extensible. SiteSweeper 2.0 is designed to use a true multi-threaded web crawler capable of visiting many pages simultaneously. Swept data is stored in an industry-standard database format, and can be manipulated using the Open Database Connectivity ("ODBC") programming interfaces. This architecture facilitates the expansion of the SiteSweeper feature set, and is expected to result in the development of new products based on the same underlying core technologies.

    SITEMASTER 4.0

    In November 1997, the Company acquired certain proprietary core technology from Inlet. This technology served as the basis for the Company's client/server, multi-authoring, dynamic site development and management product, SiteMaster 4.0, which was released in a preview state in February 1998. The product includes design client tools and server side/backend processing, along with powerful site management and business application development tools. The product is designed to allow non-programmers as well as developers to rapidly create dynamic Web sites. The development environment is designed to include many pre-built components, which are designed to extend traditional client/server systems to the Web site.

    SiteMaster 4.0 is designed to incorporate a powerful document management system that stores the definition of a page in a database and generates the actual HTML pages from that definition. Through this powerful feature, users of SiteMaster 4.0 will be able to track every link between pages on the site. If the user changes the location of a page, SiteMaster identifies which pages need to be updated and regenerates them at the touch of a button. Instead of creating a link by inserting an HTML link to the other page's filename, a SiteMaster link command to the other page's definition is inserted. When the page is generated, the SiteMaster link can be converted into the proper HTML command.

    In addition, the SiteMaster 4.0 product provides and incorporates the following functions:

    USE OF MACROS FOR DYNAMIC CREATION. A macro is a portion or fragment of code that needs to be used in multiple places. SiteMaster 4.0 is designed to track which pages use a particular macro so that it knows the pages that need to be regenerated when that macro is changed. Additionally, Web site developers or Webmasters may pass parameters to macros, allowing a header or footer to be tailored for each page. Using macros within SiteMaster 4.0 assures the developer of consistency throughout the site while allowing changes to a single page, or across the entire site, to be completed quickly.

    SEPARATION OF DATA FROM THE DESIGN. SiteMaster 4.0 is designed to have the ability to query any ODBC database and insert information from the database into a page. This feature allows Web site developers and Webmasters to create, maintain and modify the data associated with a Web site without additional revision of the Web pages. This separation of the site's content (which is stored in the database) from the site's design (which is stored in scripts and macros) is designed to enable individuals of different skill levels to work on common projects. This separation is also designed to permit the Web designer to focus more closely on the layout and organization of the site and allow individuals skilled in the creation of content to better manage such content by putting content portions into a database and using macros to pull content into an HTML page. By combining the macro feature with database content extraction, a designer can create a standard macro for retrieving and laying out a page. When the page layout needs to be changed, the macro can be modified and each page regenerated with the new page format.

    DYNAMIC CUSTOM PAGES AND ACTIONS. SiteMaster 4.0 is designed to create Web pages and e-mail responses based upon user input. Instead of requiring programmers to develop proprietary Web applications in C or Perl, SiteMaster 4.0 is designed to include a powerful set of standard actions that may be automatically performed when a Web based form is processed by the Web server. In the case of a feedback form, this set of standard actions could enable data to be saved to a database, a formatted e-mail message with the data sent to the customer service representative, and a "Thank You" page displayed to the visitor.

    CUSTOM COMPONENTS. SiteMaster 4.0 is designed to include a library of custom components. These pre-built interactive components are designed to quickly integrate into a Web site. The library includes components for:

    - Threaded Discussion: This component is designed to allow site developers to input ideas and questions and receive feedback from other users.

    - Feedback Form: This component is designed to help site developers to immediately receive, catalog, and reply to feedback from site visitors.

    - Press Releases: this component is designed to assist the Web site developer in establishing and managing a library of press releases on a Web site. The integrated search mechanism allows a site visitor to search for releases by date. The online management feature is designed to allow for posting, editing and publishing of press releases at the editor's discretion.

    - Company Directory: This component is designed to allow a site developer to organize and display a company's personnel information. The data can be organized and search by department, division or location.

    - Site Traffic Analyzer: this component is designed to include a log processor to analyze traffic on the site, a system for tracking advertiser impressions and "click-through" links and a system for tracking subscribers and their profiles. Such tools are designed to be scalable from single to multi-sites. Instead of hits SiteMaster 4.0 tracks pages viewed so management and sponsors get accurate reports about the number of people who visit the site.

    REMOTE FUNCTIONS. SiteMaster 4.0 is designed to provide remote publishing functions for both dynamic and static pages. Developers are expected to be able to maintain local control of the dynamic and interactive functions of a site, while maintaining the content database at a remote location. This feature is designed to provide a remotely hosted Web site with the same dynamic and interactive functionality as locally hosted Web sites.

    ADDITIONAL FEATURES. SiteMaster 4.0 is designed to include the following additional features: (i) Site creation wizards to guide users through Web site creation and other difficult tasks; (ii) the ability to import existing Web sites or pages into SiteMaster 4.0; (iii) custom E-mail list processing (based on user profiles); (iv) set and get "cookies" for maintaining information Management of ActiveX and Java applets; and (v) remote, publishing via local area networking or File Transfer Protocol ("FTP") Interfaces to Netscape, Microsoft and other popular Web servers.

    QUICKSITE

    QuickSite, the Company's first Web site creation and management tool, which began shipping to retail distributors in March 1996, is designed to enable non-technical individuals and organizational users to rapidly create and efficiently manage a Web site. QuickSite incorporates the following key attributes, most of which are also incorporated into the Company's other products as part of the Company's design approach:

    EASE OF SITE CREATION. The Company has designed a collection of site creation wizards aimed at eliminating the initial stumbling blocks encountered by novice and other Web site authors. These wizards guide the user through a point-and-click process that designs and builds an entire Web site, complete with page links, table of contents, and other important site creation elements such as e-mail return addresses, copyright notices, consistent menu designs and flags for pages containing special content. In the QuickSite 2.5 and 3.0 versions, the Company has designed a Catalog Builder module to speed the process of establishing an electric commerce presence on the Web and also added a WYSIWYG (What You See Is What You Get) Layout Editor. Wizards also enable users to select and modify the stylistic elements of a site such as the colors and textures of backgrounds, graphics, headers and footers. By masking the complexities of HTML, Java and other site creation conventions, these wizards eliminate the requirement for Web site authors to develop specialized technical expertise before they can become productive.

    EASILY UPDATEABLE CONTENT. The Company's product architecture passively enforces a Web structure so that as the author populates the site, content components are captured as data objects that are automatically indexed and stored within the products database engine. As a result, content can be quickly updated and global changes can be reflected through an entire Web site with a few simple keystrokes. Further, any content element, including text, graphics, data files, and images can be stored and re-used, saving users time as they build additional sites or add to existing sites.

    BROWSER AND SERVER INDEPENDENCE. QuickSite supports most Web browsers, including Netscape Navigator and Microsoft Internet Explorer, which together account for a substantial majority of the current marketplace. Additionally, QuickSite is architected to enable all the entire Web site creation process to occur on a client-side desktop personal computer. The Company believes that this approach provides several key advantages including: (i) elimination of dependencies on any single third party Internet or network-server technology;
(ii) lower overall cost eliminating the need to connect to a server for interim testing of an in-progress site; and (iii) reduced risk of investing in the "wrong" server environment.

    WEBANIMATOR

    WebAnimator is a multi-media authoring tool that enables a broad range of Web users to easily add multi-media and interactive animation to a Web site. WebAnimator offers the following key attributes: (i) extensive use of predefined templates that enable users to combine text, graphics and sound to produce multi-media rich content components; (ii) content components created in WebAnimator's native format are vector based and can be compressed to small files that can be quickly downloaded and played from within a Web browser; (iii) graphic objects in WebAnimator act as interactive buttons that enable users to branch to different Web site locations; and (iv) advanced digital sound and motion synchronization tools enable users to easily and accurately add sound and motion to an animated content component. The market for Web-enabled multi-media authoring tools has emerged more slowly than originally expected and, as a result, until such market more meaningfully develops the Company does not expect to expend significant resources on this market.

    WEBTOOLS

    WebTools allows database developers to add Web-enabling features to existing database applications. The Company licenses to software development companies, including Borland International, in return for a license fee or royalty arrangement. Currently WebTools is available for Visual dBASE for Windows and for CA Clipper.

PRODUCTS UNDER DEVELOPMENT

    The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance and expand its products and develop new products that meet evolving customer requirements and industry standards. The Company's current efforts are focused on the development of products that further enhance development capabilities in the areas of Web tools for Web Professionals.

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

    In the market for Internet software tools targeted at individual and SOHO professional users, the Company has encountered competition primarily from Microsoft, Adobe Systems Incorporated, SoftQuad, Inc. and NetObjects, Incorporated (majority owned by IBM). In the market for Internet software solutions targeted at the SMB and enterprise department user markets, in addition to these competitors, the Company has encountered competition from HAHT Software Incorporated, Wallop Software Incorporated, Aziza, a division of Objectivity Incorporated, Eventus Software Incorporated, Interwoven Corporation and Vignette Corporation. In addition, some existing vendors in the enterprise wide Internet software solution market (such as IBM/Lotus, Oracle Corporation, Informix Software, Inc. and Sybase Incorporated, Inc.) may enter into the Company's existing and planned markets. The Company expects that existing vendors and new market entrants will develop products that will compete directly with the Company's products and that competition will increase significantly to the extent that markets for the Company's products grow. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. Because there are minimal barriers to entry into the software market, the Company believes sources of competition will continue to proliferate. The market for the Company's products is characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance the Company will be able to maintain its historic pricing structure and will be able to obtain its desired pricing structure for newly released and planned products. Any inability to do so or if the Company is unable to compete effectively against current and future competitors, the Company's business, financial condition and results of operations will be materially adversely affected.

    In the future, vendors of operating system software or other software (such as office or back office software suites) may continue to enhance their products (including separate products that are bundled together) to include functionality that is provided by the Company's current and planned products. This enhancement could be achieved through the addition of functionality to operating system software or other software or the bundling of Internet software tools with operating system software or other products. For example, Microsoft incorporates into its BackOffice product its Web page creation software product, FrontPage. The inclusion of the functionality of Internet software tool products, as standard features of operating system software or other software could render the Company's products obsolete and unmarketable, particularly if the quality of such functionality were comparable, or perceived to be comparable, to that of the Company's products. Furthermore, even if the internet software tool functionality provided as standard features by operating systems or other software is more limited than that of the Company's products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. If the Company were unable to develop new Internet software tools products to further enhance operating systems or other software and to replace successfully any obsolete products, the Company's business, financial condition and results of operations would be materially adversely affected. See "Risk Factors--Competition and--Risk of Inclusion of Internet Software Tools Functionality in Other Software."

SALES AND MARKETING

    The Company markets and sells its products through the coordinated efforts of its corporate marketing department and its direct sales organization. The Company historically has marketed its products through the retail channel. The Company's current sales and marketing efforts are targeted at the individual and SOHO professional users through the Company's direct sales and marketing effort and at the SMB and enterprise department user markets through partner channels which the Company is actively developing in order to sell the Company's Web site development, management and maintenance products.

    PRODUCTS TARGETED AT THE INDIVIDUAL AND SOHO PROFESSIONAL USER. The Company markets and sells its products targeted at the individual and SOHO professional user through the coordinated efforts of its corporate marketing department and its direct sales organization.

    The Company's direct sales efforts are accomplished through a variety of telesales, telemarketing, catalog sales and Internet activities. The Company promotes catalog sales through Programmer's Paradise Incorporated, TigerDirect Incorporated, Programmer's Super Shop and Dartek Computer Supply Corp. The Company also allows fully functional versions of many of its products to be downloaded from its secure Web site server (SiteTech.com). The downloadable versions enable worldwide access to the products 24-hours a day and allow people to become productive with and reliant on the product functionality. Users are prompted to purchase a license to the product with a 7-day grace period after which encrypted technology within the downloadable versions automatically disables the product. The Company plans to expand the availability of its downloadable products. To that end, the Company has entered into agreements with C/Net, Software.Net, BuyDirect.Com and others in order to electronically promote and distribute the Company's products to the general public via their secure credit card ordering systems.

    Internationally, the Company's strategy is to work with established distributors who can invest in an array of local services including marketing and localization support as well as provide access to distribution. Long term the Company intends to take measures, including hiring of additional sales and marketing persons, to increase its level of international sales. However, in light of the disposition of the DeltaGraph product line in June 1997, the Company expects that international Internet revenues will be minimal until international distribution channels can be reestablished. See "Risk Factors--Risks Associated with International Operations."

    The Company pursues relationships and alliances with a broad spectrum of industry leaders. Distribution alliances in the PC manufacturing area have been announced with Compaq and Sony, and in the ISP marketplace with Earthlink, Anawave, Inc., Internet Mall, McAfee Mall and more than half a dozen regional ISP's. In addition, the Company announced relationships with MacMillan Press, which has included QuickSite 2.5 into a Web publishing bundle to be sold through book stores. The Company also has announced relationships with technology partners such as Virtus, a leading developer of Virtual Reality Modeling language technology for creating 3D Web sites and StarBase Corp, a provider of a family of advanced team development and software configuration management tools. Many of these relationships are still being developed and have not yet resulted in material revenues to the Company. See "Strategic Alliances."

    PRODUCTS TARGETED AT SMB AND CORPORATE DEPARTMENT USERS. To effectively market its family of scalable Web site development and management products to the SMB and enterprise department users, the Company intends to continue to implement a sales and marketing program focused at the development of VAR's, Web professionals, OEM's (such as PC manufacturers) and ISP's.

    The Company intends to continue to seek strategic partnerships with Web professionals and OEM's that focus on enterprise department users through complete sales, support and service offerings.

    In support of its sales organization, the Company conducts a number of marketing campaigns, programs, and activities. The Company has three objectives:
(i) increase demand for its current products through its current channels; (ii) recruit new channel members (such as VARs, Web professionals, OEMs and ISPs) to carry its new products into new markets; and (iii) expand awareness and positioning of the corporate and product brand to support the first two objectives. These efforts include product advertising, public relations and press tours, trade show participation, direct mail and telemarketing campaigns, product launches, preparation of marketing collateral and participation in industry programs, special product promotions and involvement in user groups and forums. Many of these activities are conducted jointly with strategic partners. This allows the Company to leverage larger firms and extend the reach and frequency of its messages to its target customers. The Company also maintains an extensive Web site that provides users and channel members with complete information on the Company, its products, distribution channels, awards, personnel and other information.

    There can be no assurance that the Company will be able to develop the sales and marketing team needed to develop satisfactory VAR, OEM and ISP relationships on a timely basis or at all. Furthermore, if developed, there can be no assurance as to the amount of support that the Company's products will receive from these VAR's, OEM' or ISP's, who may offer products that compete with the Company's products.

    As of December 31, 1997, the Company had 12 employees in sales and marketing. For the year ended December 31, 1997, the Company spent $4.0 million or 219.8% of revenue for sales and marketing expenses compared to $4.7 million and 94.6% of revenue in the year ended December 31, 1996.

CORPORATE DEVELOPMENTS

    DELTAGRAPH DISPOSITION. On June 27, 1997, Site Technologies, Inc. consummated the DeltaGraph Disposition pursuant to which the Company sold those assets related to its DeltaGraph software product line to SPSS for $910,000 in cash. The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997 and as part of the DeltaGraph Disposition, Site Technologies, Inc. also agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS made an additional $400,000 cash payment to Site Technologies, Inc. on August 11, 1997.

    The DeltaGraph Disposition was part of the Company's continuing strategy to realize a significant and growing percentage of its revenues from the sale of Internet software products. This strategy commenced with the Company's acquisition of the technology required to develop WebAnimator in November 1995. Prior to 1996, the Company derived substantially all of its product revenues from licenses of DeltaGraph. For the period from January 1, 1996 to June 30, 1997, DeltaGraph products accounted for approximately 58% of the Company's net revenues. Without the related contribution of the DeltaGraph business, the Company's operating losses for these periods would have been significantly greater. The DeltaGraph Disposition also provided the Company with much needed liquidity. See Management's Discussion and Analysis of financial Position and Plan of Operations" and "Notes to Consolidated Financial Statements."

    As a result of its cash constraints, and in connection with its reduced level of operations and its focus on Internet software products, the Company has over time significantly rationalized its workforce, including administrative and engineering resources. This rationalization could have a material adverse effect on, among other things, the Company's ability to identify and develop, license or acquire technologies or products to extend product functionality and market position in the areas of Web site development and management. See "Factors That May Affect Future Results--Dependence on Limited Number of Key Personnel; Key Management Openings; Personnel Limitations; Ability to Manage Growth."

    SITE TECH ACQUISITION. On July 11, 1997 the Company consummated the Site Tech Acquisition pursuant to which the Company acquired, among other things, SiteSweeper 1.0, a Web site quality control and maintenance product. The Company has since developed SiteSweeper 2.0, which is designed to enable Web development and management professionals to maintain quality and integrity of mission critical Web based business environments. In connection with the Site Tech Acquisition, the Company issued a total of 550,029 shares of Common Stock with an aggregate fair value of $638,000 on the acquisition date to the former stockholders of Site in exchange for all outstanding shares of Site. In addition, the Company also agreed to pay the specified royalties on sales of certain products developed from the technologies acquired from Site.

    As part of the Site Tech Acquisition, Stephen Mendel, a member of the board of directors of Site, was appointed as a member of the Company's Board of Directors. In addition, the Company has granted certain registration rights with respect to the 550,029 shares of Common Stock paid to the former Site stockholders.

    INLET TECHNOLOGY ACQUISITION. On November 19, 1997, the Company entered into an agreement for the "Inlet Technology Acquisition" with, among others, Inlet pursuant to which the Company agreed to acquire from Inlet certain Internet technologies. As consideration for the Inlet Technology Acquisition, the Company agreed to pay Inlet an aggregate of $825,000 in cash payable as provided below and 360,000 shares of the Company's Common Stock payable at closing. The aggregate cash consideration of $825,000 was payable as follows:
$350,000 payable at the closing of the acquisition; $350,000 is payable with interest, at the Company's option, on the first anniversary of the closing of the acquisition or in four quarterly installments commencing on the first anniversary of the closing of the acquisition and the aggregate payments of $125,000 made pursuant to the Letter of Intent executed April 16, 1997, where credited against the cash consideration payable by the Company. The agreement provides for future royalty payments by the Company to Inlet in an amount equal to 5% of the net revenues from all sales of the products developed from these technologies, subject to certain limitations.

STRATEGIC ALLIANCES

    A key element of the Company's strategy is the continued creation and development of strategic alliances with key participants. The Company's goals in establishing these relationships are to create leveraged marketing alliances that will endorse and promote the Company's products to a larger potential customer base than can be reached through the Company's direct marketing efforts. To date, the Company has entered into strategic alliances with the following companies:

    EARTHLINK. The Company entered into an agreement in June 1996 with Earthlink, a leading Internet Service Provider, under which the companies will perform mutually beneficial cross-bundling and cross merchandising. Earthlink has agreed to purchase a minimum number of QuickSite licenses. The Company receives a referral fee for customers that sign up with Earthlink's service.

    SONY. In December 1996, an addendum to a previous agreement was completed that allows Sony to pre-install and ship an unencrypted version of QuickSite 1.0 on the Sony, Vaio personal computers. The Company receives a royalty for each unit sold.

    MACMILLAN PRESS, INC. In May 1997, the Company entered into an agreement with the Sam's Publishing division of MacMillan Press, Inc. to create a limited function version of QuickSite 2.5 for inclusion in a Web developers bundled product. MacMillan Press will distribute this bundle under its own brand and packaging to its targeted book stores. The Company receives a royalty for each distributed license and is working together with MacMillan Press to promote an upgrade offer to a full function version of the product. The Company is also currently in negotiations to include QuickSite 2.5 on other MacMillan Press promotions.

    ANAWAVE, INC. The Company entered into an agreement with Anawave, Inc. in June 1997 under which Anawave will offer an encrypted, 30 day, trial version of QuickSite 2.5 to its customers. The Company will receive a royalty for each license distributed and an additional royalty for upgrades to fully functional versions of QuickSite 2.0. The Company in turn includes promotional literature inside the QuickSite 2.5 retail packaging offering its retail customers a discounted rate on Anawave's Web site hosting service. The Company receives a referral fee for each customer who takes advantage of this special offer. The Company has since entered into another agreement with Anawave in which they are promoting and selling the QuickSite 2.5 product via their online services. The companies intend to continue to develop additional future co-marketing programs.

    INTERNET MALL, INC. In July 1997, the Company entered into an agreement with Internet Mall, Inc., a leading electronic shopping mall service provider. Under the agreement, the Company added a direct link to Internet Mall's "Order Easy", secure electronic credit card shopping mall service, through the addition of a "Buy Now" button in the QuickSite 2.5 distributed by Internet Mall service. The companies are jointly marketing the program, including marketing material in the QuickSite 2.5 retail packaging.

    STARBASE CORPORATION. In February 1998, the Company signed a letter of intent to form a technology alliance with StarBase Corporation. Under the letter of intent the Company and StarBase intend to jointly develop a set of standard application program interfaces to integrate their complementary technologies and open architectures. The resulting product is expected to be a revolutionary, automated Web-based quality control solution.

    Generally, existing agreements outlining the Company's alliances do not impose significant financial obligations or liabilities on either party and have terms no longer than one year. There can be no assurances these relationships will successfully develop to the extent that they will contribute materially to the Company's financial results in the future.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on the development of a family of Web tools for the Web professional. To date, the Company has made substantial investments in research and development through both internal development and technology acquisitions. The Company believes its future performance will depend substantially on its ability to maintain and enhance its current product line (including through technology acquisitions, partnerships and licenses), to develop new products, maintain technological competitiveness and to meet an expanding range of customer requirements. There can be no assurance that the Company will be successful in these efforts, and there are a significant number of other related risks any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    As part of the Site Tech Acquisition and the Inlet Technology Acquisition, the Company has acquired certain core Internet technologies. The failure to continue to successfully develop and integrate the acquired technologies into the Company's Web site development and management technology or to successfully market the products based upon the acquired technologies would adversely impact the Company's strategy of marketing to the SMB and enterprise department user markets (in addition to individuals and SOHO professionals) and would have a material adverse effect on the Company's business, operating results and financial condition. In addition, these technology acquisitions and any other similar acquisitions are subject to a number of risks.

    As a result of cash constraints during most of 1997, and in connection with its reduced level of operations and its focus on Internet software products, the Company has significantly rationalized its workforce, including engineering resources. The Company's research and development capabilities could be limited by, among other things, existing engineering resources needed to timely respond to customer needs or market conditions or to develop products to address targeted markets would have a material adverse effect on the Company's business, financial condition and Plan of Operations.

    As of December 31, 1997, the Company had 15 employees in its research and development organization. The Company's research and development expenses for the year ended December 31, 1997 were $4.6 million, which includes a technology write-off of $1.6 million for the portion of the Site Tech Acquisition and the Inlet Technology Acquisition determined to be in-process research and For the year ended December 31, 1996, the Company's research and development expenses were $2.6 million. The Company plans to continue to make significant investments in research and development. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

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

    In November 1997, the Company consummated the Inlet Technology Acquisition. As part of that acquisition, the Company agreed to pay royalties of approximately 5% of sales of all products developed from the technologies acquired, subject to certain limitations.

    In July 1997, the Company consummated the Site Tech Acquisition. As part of that acquisition, the Company agreed to pay royalties of approximately 5% on sales of certain products developed from the technologies acquired from Site for a 12 month period commencing on the date of the first commercial shipment of such products.

    In March 1997, the Company entered into an agreement with Unisys Corporation ("Unisys") pursuant to which the Company has licensed a patent which will require the Company to pay Unisys a license fee of 0.45% of the Company's revenues from the sale of each product covered by such license agreement, subject to a minimum license fee of ten cents ($0.10) for each such product. The products subject to this agreement are QuickSite version 2.5, WebAnimator and Graphic Tools.

    In December 1995, the Company acquired core technology, including source code and related documentation, required to develop QuickSite, from Global Technologies Corporation, and an individual.

The purchase price for the technology was (i) $800,000 in cash, payable in installments, and (ii) the issuance of 100,000 shares of the Company's Common Stock. The Company has royalty obligations during the first two years of commercial shipments of QuickSite.

    In November 1995, the Company acquired core technology, including source code and related documentation, required to develop WebAnimator from Knowledge Vision. The purchase price for the technology was $250,000, payable in installments. The Company also pays a royalty based on net revenues from sales of WebAnimator.

EMPLOYEES

    As of December 31, 1997, the Company had 37 full-time employees located throughout the United States. This number includes 15 persons in Research and Development and Technical Support, 12 persons in Marketing, Sales and Sales Support and 10 persons in Operations and Finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTIONS;
  FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING

    The Company incurred a net loss of $8,159,000 for the year ended December 31, 1997 and had an accumulated deficit of $21,837,000 as of December 31, 1997. The Company expects to incur losses for at least the next 12 months, and perhaps longer. There can be no assurance that the Company will not incur significant additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

    The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company's accumulated deficit and historical operating losses raise substantial doubts about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may have a material adverse effect on, among other things, the Company's relationships with prospective customers and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and Results of operations. See Note 1 to the consolidated Financial Statements.

DEPENDENCE ON INTERNET SOFTWARE PRODUCTS AND RELATED STRATEGY; DEPENDENCE ON
  CONTINUED EMERGENCE OF INTERNET SOFTWARE MARKET

    Prior to 1996, DeltaPoint derived substantially all of its product revenues from licenses of DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997; SiteSweeper 2.0, its quality control product for the Web professional; and SiteMaster 4.0 its client/server, multi-authoring, dynamic site development and management product. The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these markets. There can be no assurance that the Company's strategy of targeting SMB and enterprise department user markets will be successful and that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "--Risks Associated with Site Tech Acquisition and Inlet Technology Acquisition; General Acquisition Risks" and "--Distribution Risk; Substantial Reseller Customer Concentration."

RISKS ASSOCIATED WITH SITE TECH ACQUISITION AND INLET TECHNOLOGY ACQUISITION;
  GENERAL ACQUISITION RISKS

    In an effort to capitalize on the emerging opportunities in the SMB and enterprise department user markets for scalable Web site development and management solutions, the Company consummated the Site Tech Acquisition in July 1997 and the Inlet Technology Acquisition in November 1997. The Company has introduced SiteSweeper 2.0, an updated version of the SiteSweeper 1.0 product acquired in the Site Tech Acquisition and has announced and introduced in a preview state SiteMaster 4.0, a client/server, multi-authoring site, dynamic development and management based on the technology acquired in the Inlet Technology Acquisition. There can be no assurance that any technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition can be successfully developed or integrated into the Company's current technology on a timely basis or at all, or that any products based on this technology will receive market acceptance. In order to market products to the SMB and enterprise departmental user markets, the Company must significantly increase its non-retail distribution channels. The failure to successfully develop and integrate the acquired technologies into the Company's web site development and management technology or to successfully market products based upon the acquired technologies would adversely impact the Company's strategy of marketing to the SMB and enterprise department user markets (in addition to individuals and SOHO professionals) and would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's shareholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of administrative, marketing and sales and engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. For example, in the quarter ended September 30, 1997 and the quarter ended December 31, 1997, the Company expensed a significant portion of the Site Tech purchase price and the Inlet purchase price, respectively, because the acquired technology had not reached technological feasibility and has no alternative future use. The failure to successfully evaluate, negotiate, effect and integrate acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL; PERSONNEL LIMITATIONS; ABILITY TO
  MANAGE GROWTH

    The Company's success depends substantially upon the contributions of several key personnel, some of whom were only recently hired by the Company. The failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and Results of operations.

    As a result of its cash constraints during most of 1997, and in connection with its reduced level of operations and its focus on Internet software products, the Company has significantly rationalized its workforce, including administrative and engineering resources. While the Company endeavors to identify and develop, license or acquire technologies or products to extend product functionality and market position in the areas of Web site development and management, its ability to successfully undertake these activities could be limited by, among other things, existing administrative, engineering and other resource limitations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address targeted markets would have a material adverse effect on the Company's business, financial condition and result of operations. See "--Distribution Risks; Substantial Reseller Customer Concentration" and "Rapid Technological Change; Risk of Product Delays; Risk of Product Defects."

    The Company's rationalization of its workforce has challenged, and is expected to continue to challenge, the Company's management and operations, including its sales and marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The Company intends to continue to invest in improving its financial systems and controls in connection with anticipated increases in the level of its operations. The Company anticipates that it may need to add additional personnel beyond its present needs and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and Results of operations. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

DISTRIBUTION RISKS; SUBSTANTIAL RESELLER CUSTOMER CONCENTRATION

    The Company currently sells its software products targeted at the individual and SOHO professional market to distributors for resale to certain retailers, including computer superstores and mass merchandisers. The Company plans to de-emphasize the distribution of its Internet software products in this retail distribution channel because the Company has found that the retail distribution channel is highly competitive and requires significant sales and marketing spending in order to maintain a presence in this market.

    The Company has introduced and intends to continue introducing products targeted at the SMB and enterprise department user markets. Successful development of products targeted at the SMB and enterprise department user markets will depend in part on the Company's ability to successfully integrate the technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition. See "--Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks." In addition, the Company has not historically sold products targeted at these markets and, in order to do so, must develop a sales and marketing department with specialized expertise in the development of value added reseller ("VAR"s), original equipment manufacturer ("OEM") and Internet Service Provider ("ISP") relationships to provide SMB and enterprise department users Internet software solutions. There can be no assurance that the Company will be able to develop such a sales and marketing team on a timely basis or at all. In addition, this market is competitive and there can be no assurance that the Company will be successful in establishing significant relationships with VARs, OEMs or ISPs or, if developed, there can be no assurance as to amount of support that the Company's products will receive from these VARs,

OEMs or ISPs who may offer products that compete with the Company's products. See "--Competition." To the extent that the Company succeeds in its strategy to target the SMB and enterprise department user markets, among other things, the Company's Results of operations may be subject to greater or different fluctuations as a result of potentially larger individual product sales, a longer sales cycle and longer payment terms.

    Sales to a limited number of distributors and retailers in the retail distribution channel have constituted, and are anticipated to continue to constitute in the near term, a significant portion of the Company's retail software sales. Sales to Ingram Micro Inc. constituted approximately 19% of the Company's revenues from the sale of Internet products for the year ended December 31, 1997. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to any of such entities, would, unless or until replaced, materially adversely affect the Company's business, financial condition and Results of operations. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and Results of operations. There can be no assurance that the Company's existing distributors and retailers will continue to provide the Company's products with adequate levels of shelf space or promotional support.

RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DELAYS; RISK OF PRODUCT DEFECTS

    The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends upon its ability on a timely basis to enhance its existing products, introduce new products that address the changing requirements of its customers and anticipate or respond to technological advances, emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or enhancements to existing products or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Software products such as those offered by the Company often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. The Company has in the past discovered software defects in its products that have adversely affected its business and operating results. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner or if new versions of existing products contain unacceptable levels of product defects or do not achieve a significant degree of market acceptance, or any of the above situations occur there could be a material adverse effect on the Company's business, financial condition and Results of operations. See "Business Marketing and Distribution" and "Research and Development."

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

RISKS ASSOCIATED WITH PRODUCT RETURNS; PRICE PROTECTION

    Consistent with industry practice, the Company allows distributors, retailers and end users to return products for credits towards the purchase of additional products. In addition, the Company's promotional activities, including free trial and satisfaction guaranteed offers and competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the Company expects that the rate of product returns could increase to the extent that the Company introduces new versions of its existing products. For example, product returns may increase above historical levels as a result of new product introductions. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. Although the Company provides allowances for anticipated returns and price protection obligations, and believes its existing policies have resulted in the establishment of allowances that are adequate and have been adequate in the past, there can be no assurance that such product returns and price protection obligations will not exceed such allowances in the future and as a result will not have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

QUARTERLY FLUCTUATIONS IN PERFORMANCE

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

    The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly Results of operations. For example, if the Company obtains additional financing, the Company intends to continue to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce such expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its Results of operations are not necessarily meaningful and should not be relied upon s indications of future performance. In addition, to the extent that the Company succeeds in its strategy to target the SMB and corporate department user markets, among other things, the Company's Results of operations and financial condition may be subject to greater or different fluctuations as a result of potentially larger individual product sales, seasonality, a longer sales cycle and longer payment terms. There can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of operations" and Financial Statements.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company's revenues from international operations accounted for approximately 11% and 8% of the Company's revenues from the sale of Internet products in 1996 and 1997, respectively, all of which were derived from sales in Japan to Nippon Polaroid Kabushiki Kaisha, the Company" Japanese distributor. In light of the recent DeltaGraph Disposition, the Company expects that international Internet revenues may decline until the relationship with its Japanese distributor (principally sold DeltaGraph products) is clarified or other international distribution channels can be established. In the longer term, the Company intends to take measures, including the hiring of additional sales and marketing persons, to increase its level of international sales. In light of, among other things, the Company's need to develop additional international sales capabilities and to timely introduce and gain broader market acceptance for its existing and planned Internet software products, there can be no assurance that the Company will be successful in such efforts. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software privacy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations," "Sales and Marketing."

LIMITED INTELLECTUAL PROPERTY PROTECTION

    The Company's ability to compete effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent, as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are included in products shipped by the Company and are not signed by licensees, therefore they may be unenforceable under the laws of certain jurisdictions. In addition, some aspects of the Company's products are not subject to intellectual property protection.

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

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and is traded on the Pacific Exchange (formerly the Pacific Stock Exchange) and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. The shares of Common Stock are currently quoted on the Pacific Exchange. The Company has been notified by the Pacific Exchange that it may take action to delist the shares of Common Stock as a result of, among other things, the Company's failure to maintain a minimal level stock price. As a result of the foregoing, it is more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market and the applicability of such "penny stock" rules could adversely affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. While the Company intends to apply for relisting on the Nasdaq SmallCap Market should it ever satisfy the conditions of listing and intends to take actions to prevent delisting from the Pacific Exchange, there can be no assurance that relisting will occur or that delisting will not occur in the future. Even if the Company achieves relisting for the Common Stock on the Nasdaq SmallCap Market, the liquidity of the Common Stock will remain limited as the Nasdaq SmallCap Market and the Pacific Exchange are a significantly less liquid markets then the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market (if relisted) and the Pacific Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market and the Pacific Exchange.

    Any limitation on the ability of any principal market maker in the Company's Common Stock to make a market in the Company's Common Stock could adversely impact the liquidity or trading price of the Company's Common Stock, which could have a material adverse impact on the market price of the Company's Common Stock. For example, the Chicago office of the Securities and Exchange Commission conducted a private, nonpublic investigation of H.J. Meyers & Co. Inc. ("H.J. Meyers") pursuant to a Formal Order of Investigation issued by the Commission. The investigation focused on whether H.J. Meyers may have violated applicable securities laws and the rules and regulations thereunder, with respect to sales of certain securities. The Company is unable to assess the potential impact of the outcome of such investigation by the staff on the ability of any market maker to make a market in the Company's Common Stock or trading in the Company's securities.

    The Company has not previously paid any dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company currently leases an approximately 18,000 square foot office suite located at 380 El Pueblo Drive, Scotts Valley, California under a lease that expires in April 2001 with a monthly rental of approximately $18,000. The Company holds an option to renew such lease at the end of the initial term for an additional three-year term. The Company believes that these new facilities will be adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 20, 1995 through March 18, 1997 under the symbol "DTPT" and has been traded on the Pacific Stock Exchange since December 1995 through January 16, 1998, under the symbol "DTP.P" and from January 17, 1998 through the present, under the symbol "SYT.P." The Common Stock is traded over-the-counter and is quoted on the OTC Bulletin Board under the symbol "SITE" and on the "pink sheets" and remains on the Pacific Stock Exchange.

    The table below sets forth the high and low closing sale price of the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market through March 18, 1997 and the OTC Bulletin Board thereafter. Prior to the offering in December 1995, no established public trading market for the Company's Common Stock existed.

                                                                                HIGH        LOW
                                                                              ---------  ---------
YEAR ENDED DECEMBER 31, 1995
  Fourth quarter (from December 20, 1995)...................................  $    8.75  $    8.00
YEAR ENDED DECEMBER 31, 1996
  First quarter.............................................................  $    9.75  $    6.50
  Second quarter............................................................  $   17.25  $    9.50
  Third quarter.............................................................  $   13.75  $    5.88
  Fourth quarter............................................................  $   11.75  $    6.00
YEAR ENDED DECEMBER 31, 1997
  First quarter.............................................................  $    8.25  $    2.25
  Second quarter............................................................  $    3.00  $    1.38
  Third quarter.............................................................  $    3.06  $    1.13
  Fourth quarter............................................................  $    2.84  $    0.63
YEAR ENDED DECEMBER 31, 1998
  First quarter (through March 23, 1998)....................................  $    0.94  $    0.47

    The Company's Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. On March 23, 1998, the closing bid price for a share of the Company's Common Stock, as reported by the OTC Bulletin Board, was $0.50.

    The number of record holders of the Company's common stock as of March 23, 1998 was 45.

    The Company has not declared or paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    THIS REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE MATTERS SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THIS REPORT ON FORM 10-KSB CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING RISK AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

    CORPORATE EVENTS. The Company was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. The Company commenced shipments of its initial product, DeltaGraph, at the end of 1989. The Company conducted its initial public offering in December 1995 and completed a follow-on offering in October 1997. Commencing with its acquisition of the technology required to develop WebAnimator (a multimedia authoring tool for the Web) in November 1995, the Company's strategy has been to realize a significant and growing percentage of its revenues from the sale of Internet software products. Towards that end, the Company acquired technology to develop QuickSite (a Web site creation and management tool) in December 1995 (released version 1.0 in February 1996) and introduced WebTools in March 1996, WebAnimator in July 1996, QuickSite Developer's Edition in September 1996 and QuickSite 2.5 in May 1997. In July 1997 the Company acquired technology to develop SiteSweeper 2.0 which was released in September 1997 and in November 1997 the Company acquired technology to develop SiteMaster 4.0 which was released in a preview mode in February 1998.

    DELTAGRAPH DISPOSITION. On June 27, 1997, as part of the Company's continuing strategy to focus its development, sales and marketing efforts on Internet software products, the Company consummated the "DeltaGraph Disposition" pursuant to which the Company sold those assets related to its DeltaGraph software product for $910,000 in cash. The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997 and as part of the DeltaGraph Disposition, DeltaPoint also agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS agreed to make an additional $400,000 cash payment to DeltaPoint on August 10, 1997. See Note 4 to the Notes to Consolidated Financial Statements.

    In addition to further focusing the Company on Internet software products, the DeltaGraph disposition provided the Company with much needed liquidity.

    RECENT ACQUISITIONS. On July 11, 1997, the Company consummated the "Site Tech Acquisition" pursuant to which the Company issued a total of 550,029 shares of Common Stock, made a cash payment of $60,000 and assumed liabilities of $73,000 for a total purchase price of $638,000 in exchange for all outstanding shares of Site. The Company recognized a charge to operations of $500,000 for the portion of the purchase price determined to be in-process research and development.

    On November 19, 1997, the Company consummated the "Inlet Technology Acquisition" pursuant to which the Company acquired from Inlet certain Internet technologies. As consideration for the Inlet Technology Acquisition, the Company issued Notes payable of $825,000 in cash and 360,000 shares of the Company's Common Stock. The Company recognized a charge to operations of approximately $1.1 million for the portion of the purchase price determined to be in-process research and development

    See Note 6 of Notes to Consolidated Financial Statements for further discussion of the Site Tech and Inlet Acquisitions.

    REVENUES. The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipment of the master copy of software, which allows the customer to license a specified number of copies of the Company's software. In addition, the Company recently introduced products targeted at the small to medium size businesses ("SMBs") and corporate department user markets for scalable Web site development and management solutions. In connection with the introduction of these products, the Company plans to significantly increase its use of non-retail distribution channels including VARs, OEMs and Internet Service Providers ("ISPs").

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

    IMPACT OF DELTAGRAPH DISPOSITION AND THE SITE TECH ACQUISITION. As a result of the DeltaGraph Disposition and the Site Tech Acquisition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability will be entirely dependent on the success of its Internet software products. Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition and the Site Tech Acquisition are the Company's net revenues, operating losses and gross profit for the years ended December 31, 1997 and 1996, respectively. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses as the Company plans to continue its investment in developing new and updated versions of its Internet software products.

                                                  FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                  DECEMBER 31, 1997       DECEMBER 31, 1996
                                                ----------------------  ----------------------
                                                 ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                                ---------  -----------  ---------  -----------
Net Revenues..................................  $   1,827   $   1,197   $   4,950   $   1,911
Loss from Operations..........................  $  (8,551)  $  (9,819)  $  (4,922)  $  (7,647)
Gross Profit Percentage.......................      57.0%       50.0%       76.1%       72.5%

    HISTORIC AND ANTICIPATED LOSSES. The Company incurred net losses of $4,848,000 for the year ended December 31, 1996 and $8,159,000 for the year ended December 31, 1997, and had an accumulated deficit of $21,837,000 as of December 31, 1997. The net loss for the year ended December 31, 1997 included aggregate in-process research and development write-offs of $1,591,000 and a $703,000 interest expense charge relating to the value of the discounted conversion feature and deferred debt issuance costs relating to the Company's 6% Convertible Subordinated Debentures ("Convertible Notes"). These charges were offset by a one-time gain of approximately $1,171,000 relating to the disposition of the DeltaGraph product line. The Company expects to incur losses for at least the next 12 months, and possibly longer. The Company's future operating results will depend on many factors, including the successful development, introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the SMB and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including VARs, OEMs and ISPs; the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.

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

    SERIES A PREFERRED STOCK; CONVERTIBLE NOTES. In December 1996, the Company issued $2,150,000 in principal amount of its 6% Convertible Subordinated Debentures ("Convertible Notes"). In April through June 1997, $582,000 in principal amount of Convertible Notes was converted into shares of Common Stock, and on June 30, 1997 all but $37,500 of the remaining principal value of the Convertible Notes was converted into shares of the Company's Series A Preferred Stock ("Series A Preferred Stock"). In July and August 1997 the remaining balance on the Convertible Notes of $37,500 and the Series A Preferred Stock were converted into shares of Common Stock. The Series A Preferred Stock and Convertible Notes were converted into shares of Common Stock generally at a price equal to 80% of the five day average closing price on the OTC Bulletin Board for the five business days prior to conversion. During the quarter ended March 31, 1997, the Company recognized the value of the discounted conversion feature and deferred debt issuance costs of aggregating $703,000 as additional interest expense. The Company does not expect to record any similar charges related to these securities in future quarters.

    GOING CONCERN ASSUMPTION. Due to the Company's accumulated losses, the report of the Company's independent accountants, Price Waterhouse LLP, with respect to the Company's consolidated financial statements for 1997 and 1996 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain statement of operations data as a percentage of net revenues.

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1996
                                                                              ACTUAL     ACTUAL
                                                                             ---------  ---------
Net revenues...............................................................      100.0%     100.0%
Cost of revenues...........................................................       43.0       23.9
                                                                             ---------  ---------
  Gross Profit.............................................................       57.0       76.1
Operating expenses:
  Sales and marketing......................................................      219.8       94.6
  Research and development.................................................      249.5       52.9
  General and administrative...............................................       55.7       28.0
                                                                             ---------  ---------
  Total operating expenses.................................................      525.0      175.5

Loss from operations.......................................................     (468.0)     (99.4)
Interest income (expense), net.............................................      (42.6)       1.5
Other income...............................................................       64.1     --
                                                                             ---------  ---------
  Net loss.................................................................     (446.5)%     (97.9)%
                                                                             ---------  ---------
                                                                             ---------  ---------

YEARS ENDED DECEMBER 31, 1997 AND 1996

    NET REVENUES. Net revenues decreased by 63.1% from $4,950,000 for 1996 to $1,827,000 for 1997. The decrease in revenue was primarily attributable to the sale of the DeltaGraph product line which accounted for $3,067,000 of net revenues in the year ended December 31, 1996 as compared to $658,000 for the year ended December 31, 1997. In addition, sales of the Company's Internet products were adversely affected by the Company's limited promotional activities due to cash constraints during a majority of the year ended December 31, 1997 and the introduction of new products by a competitor.

    International revenues decreased to 21.7% of net revenues for 1997 compared to 26.3% for 1996. In light of the DeltaGraph disposition, the Company expects that in the near-term international revenues attributable to Internet products will decline until the relationship with its Japanese distributor (who principally sold DeltaGraph products) is reestablished or other international distribution channels can be established.

    GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, freight, post customer support and contract manufacturing costs associated with the manufacturing of the Company's products. Gross profit decreased from 76.1% of net revenues in 1996 to 57.0% of net revenues in 1997, primarily as a result of higher inventory write-offs relating to the Company's name change and rebranding strategy. The Company's gross profit on an actual basis and as a percentage of net revenue has varied from quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products. Historically, the Company's gross profit on the sale of DeltaGraph products was consistent with the Company's overall gross profit. However, the Company anticipates gross profit as a percentage of revenue will decline in future periods as Internet product sales increase due to the third-party royalty obligations associated with such sales.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses decreased in absolute dollars to $4,016,000 (or 219.8% of net revenues) for 1997 compared to $4,685,000 (or 94.6% of net revenues) in 1996. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the decrease in overall marketing activities due to cash flow constraints. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods because the Company plans to add sales and marketing personnel to support the anticipated introduction of new products and updated versions of the Company's existing products.

    RESEARCH AND DEVELOPMENT. Research and development expenses include personnel, consultants and amortization of purchased software. Research and development expenses increased to $4,558,000 (or 249.5% of net revenues) for 1997 compared to $2,618,000 (or 52.9% of net revenues) in 1996. The increase in research and development expenses was primarily due to the write-offs for the Site Tech Acquisition and Inlet Acquisition aggregating approximately $1.6 million. The Company expects that research and development costs would increase in future periods due to further development of the Company's new products and updated versions of the Company's existing products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased in absolute dollars to $1,018,000 (or 55.7% of net revenues) for 1997 compared to $1,388,000 (or 28.0% of net revenues) in 1996. The decrease in general and administrative expenses was primarily attributable to a severance charge in the first quarter of 1996 of $505,000 offset by an increase in bad debt expenses of $150,000 in 1997 relating to the Company's refocus of distribution channels. The Company expects that general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its operations.

    PROVISION FOR INCOME TAXES. There was no provision for taxes in 1997 or 1996 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31 1997, the Company had a working capital balance of $2,094,000 and shareholders' equity of $2,765,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and, recently, the sale of the DeltaGraph product line. Since inception, the Company has received approximately $23 million in proceeds from private sales of preferred stock, convertible debt and from the Company's two public offerings of Common Stock.

    During 1997 and 1996, the Company used cash in operations totaling approximately $6.1 million and $4.6 million, respectively. Cash used in operations during 1997 consisted of the Company's net loss of $8.2 million offset by non-cash charges and changes in working capital resulting from the Company's change in strategy. Cash used in operations during 1996 primarily consisted of the Company's net loss of $4.8 million.

    Net cash provided by financing activities totaled $3,474,000 in 1996 and $6,268,000 in 1997. Net cash from financing activities in 1996 consisted primarily of $831,000 in net proceeds from the exercise of the overallotment option from the Company's initial public offering of common stock, proceeds resulting from the exercise of stock options and warrants of $1,609,000 and the issuance of Convertible Notes with net proceeds of $1,949,000 offset by the payment of $865,000 for prior notes payable. Net cash from financing transactions in 1997 consisted primarily of $6,260,000 in net proceeds from the Company's October 1997 follow-on public offering of common stock.

    Net cash provided by investing activities during 1997 totaled approximately $514,000 and primarily resulted from the DeltaGraph Disposition offset by the Inlet Technology Acquisition and other property and equipment purchases. During 1997 the Company's capital expenditures totaled approximately $108,000 and were attributable to acquisitions of personal computer and computer workstation equipment used to support the Company's development efforts in addition to some leasehold improvements relating to move of the Company's headquarters to Scotts Valley, Ca.

    As of December 31, 1997, the Company's cash and cash equivalents totaled $3,856,000 including approximately $6,260,000 in net proceeds from the follow-on offering in October 1997. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                            SITE TECHNOLOGIES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          31

Consolidated Balance Sheet as of December 31, 1997 and 1996................................................          32

Consolidated Statement of Operations for the Years Ended December 31, 1997 and 1996........................          33

Consolidated Statement of Shareholders' Equity for the Years ended December 31, 1997 and 1996..............          34

Consolidated Statement of Cash Flows for the Years Ended December 31, 1997 and 1996........................          35

Notes to Consolidated Financial Statements.................................................................          36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Site Technologies, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Site Technologies, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $21.8 million and has incurred recent significant losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

San Jose, California
January 30, 1998, except
 as to Note 12 which is as
 of February 27, 1998

                            SITE TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    3,856  $    3,142
  Accounts receivable, net of allowance for doubtful accounts of $176 and $118............          96       1,904
  Inventories.............................................................................          34         133
  Prepaid expenses and other current assets...............................................         259         557
                                                                                            ----------  ----------
    Total current assets..................................................................       4,245       5,736
                                                                                            ----------  ----------
Property and equipment, net...............................................................         309         277
Purchased software, net...................................................................         262         299
Deposits and other assets.................................................................         100          34
                                                                                            ----------  ----------
                                                                                            $    4,916  $    6,346
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      788  $    1,238
  Accrued liabilities.....................................................................         958       1,146
  Reserve for returns.....................................................................          55         771
  Notes payable...........................................................................         350       2,150
                                                                                            ----------  ----------
    Total current liabilities.............................................................       2,151       5,305
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, no par value, 4,000,000 shares authorized, none issued or
    outstanding...........................................................................      --          --
  Common stock, no par value, 25,000,000 shares authorized 8,491,380 and 2,485,540 shares
    issued and outstanding................................................................      24,602      14,707
  Accumulated deficit.....................................................................     (21,837)    (13,666)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................       2,765       1,041
                                                                                            ----------  ----------
                                                                                            $    4,916  $    6,346
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                            SITE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Net revenues.................................................................................  $   1,827  $   4,950
Cost of revenues.............................................................................        786      1,181
                                                                                               ---------  ---------
  Gross profit...............................................................................      1,041      3,769
Operating expenses:
  Sales and marketing........................................................................      4,016      4,685
  Research and development...................................................................      4,558      2,618
  General and administrative.................................................................      1,018      1,388
                                                                                               ---------  ---------
                                                                                                   9,592      8,691
                                                                                               ---------  ---------

Loss from operations.........................................................................     (8,551)    (4,922)
Interest (expense) income, net...............................................................       (779)        74
Gain on sale of product line.................................................................      1,171     --
                                                                                               ---------  ---------
Net loss.....................................................................................  $  (8,159) $  (4,848)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Basic and diluted net loss per share.........................................................  $   (1.95) $   (2.17)
                                                                                               ---------  ---------
Shares and share equivalents used in per share calculations..................................      4,186      2,231
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            SITE TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  PREFERRED STOCK         COMMON STOCK            ACCUMULATED
                                                --------------------  ---------------------  ---------------------
                                                 SHARES     AMOUNT      SHARES     AMOUNT     DEFICIT      TOTAL
                                                ---------  ---------  ----------  ---------  ----------  ---------
Balance at December 31, 1995..................     --         --       2,025,243  $  12,267  $   (8,818) $   3,449
  Issuance of Common Stock....................     --         --         379,297      1,797      --          1,797
  Exercise of stock options...................     --         --          81,000        643      --            643
  Net loss....................................     --         --          --         --          (4,848)    (4,848)
                                                ---------  ---------  ----------  ---------  ----------  ---------
Balance at December 31, 1996..................     --         --       2,485,540     14,707     (13,666)     1,041
  Exercise of stock options...................     --         --           4,333         21      --             21
  Discount conversion feature of notes
    payable...................................     --         --          --            537      --            537
  Conversion of notes payable to Preferred
    Stock.....................................      1,530  $   1,530      --         --          --          1,530
  Conversion of notes payable to Common
    Stock.....................................     --         --         426,643        620      --            620
  Conversion of Preferred Stock to Common
    Stock.....................................     (1,530)    (1,530)  1,214,835      1,530      --         --
  Issuance of Common Stock for acquisitions...     --         --         910,029        927      --            927
  Sale of Common Stock........................     --         --       3,450,000      6,260      --          6,260
  Dividend payable for Preferred Stock........     --         --          --         --             (12)       (12)
  Net loss....................................     --         --          --         --          (8,159)    (8,159)
                                                ---------  ---------  ----------  ---------  ----------  ---------
Balance at December 31, 1997..................     --         --       8,491,380  $  24,602  $  (21,837) $   2,765
                                                ---------  ---------  ----------  ---------  ----------  ---------
                                                ---------  ---------  ----------  ---------  ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                            SITE TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net loss...................................................................................  $  (8,159) $  (4,848)
  Adjustments to reconcile net loss to net cash used in operating Activities:
    Depreciation and amortization............................................................        448        254
    In process research and development......................................................      1,591     --
    Amortization of discounted conversion feature of notes payable...........................        537     --
    Gain on DeltaGraph disposition...........................................................     (1,171)    --
    Change in assets and liabilities:
      Accounts receivable....................................................................      1,815       (679)
      Inventories............................................................................         99         49
      Prepaid expenses and other current assets..............................................        265       (162)
      Accounts payable.......................................................................       (488)       573
      Accrued liabilities....................................................................       (223)      (191)
      Reserve for returns....................................................................       (716)       373
      Deposits and other assets..............................................................        (66)        13
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (6,068)    (4,618)
                                                                                               ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment.........................................................       (108)      (340)
  DeltaGraph disposition.....................................................................      1,171     --
  Acquisitions (net of cash acquired)........................................................       (549)    --
  Other......................................................................................     --             (3)
                                                                                               ---------  ---------
    Net cash provided by (used in) investing activities......................................        514       (343)
                                                                                               ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, exercise of stock options and warrants, net........      6,281      2,440
  Proceeds from issuance of notes payable, net...............................................     --          1,949
  Repayment of note payable..................................................................     --           (865)
  Dividend payable...........................................................................        (13)    --
  Repayment of capitalized lease obligations.................................................     --            (50)
                                                                                               ---------  ---------
    Net cash provided by financing activities................................................      6,268      3,474
                                                                                               ---------  ---------
Increase (decrease) in cash and cash equivalents.............................................        714     (1,487)
Cash and cash equivalents at beginning of year...............................................      3,142      4,629
                                                                                               ---------  ---------
Cash and cash equivalents at end of year.....................................................  $   3,856  $   3,142
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Supplemental cash flow information:
  Cash paid for interest.....................................................................  $       7  $      28
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            SITE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

    Founded in 1989, Site Technologies, Inc., formerly DeltaPoint, Inc., (the Company), has headquarters in Scotts Valley, California. Site Technologies, Inc. develops and markets Web site development, management and maintenance software solutions for Web-based business environments. The Company is committed to providing modular, extensible client and server Web site management tools through a multi-tier family of software products that scale from small business to enterprise departmental solutions.

    At December 31, 1997, the Company has an accumulated deficit of $21.8 million and has incurred significant recent losses from operations. The Company plans to continue to develop and introduce updated versions of its existing products and to continue to promote its Web tools software products. There can be no assurance that the Company will not incur additional losses until its planned and existing products generate significant revenues. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Additional equity or debt financing may be required to enable the Company to continue its operations and achieve its plans for 1998 and beyond. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    The following is a summary of the Company's significant accounting policies:

    BASIS OF PRESENTATION

    The Consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                            SITE TECHNOLOGIES, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) Revenue from international customers, primarily in Japan accounted for 22%
and 26% of net revenues in 1997 and 1996, respectively. Sales to customers in excess of 10% of net revenues is presented below:

                                                                                 YEAR ENDED DECEMBER
                                                                                         31,
                                                                                 --------------------
                                                                                   1997       1996
                                                                                 ---------  ---------
Customer A.....................................................................        19%        21%
Customer B.....................................................................        19%        30%

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in the cash equivalents balance at December 31, 1997, were $3,500,000 in certificates of deposit.

    STOCK BASED COMPENSATION

    The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans, as permitted by the Financial Accounting Standards Board's Statement ("FAS") No. 123, "Accounting for Stock-Based Compensation." FAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instrument and encourages, but does no require, entities to adopt that method of accounting for their employee stock compensation plans. The pro forma disclosures of the difference between compensation cost included in net loss and the related cost measured by the fair value method are presented in Note 10.

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

    PURCHASED SOFTWARE

    Purchased software is recorded at cost and amortized using the straight -line method over the three-year estimated life of the asset.

    SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological

                            SITE TECHNOLOGIES, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) feasibility is established. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and accordingly have not been capitalized.

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

    At December 31, 1997 three customers accounted for 78% of accounts receivable. At December 31, 1996 three customers accounted for 83% of accounts receivable.

    BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive, as was the case for the years ended December 31, 1997 and 1996.

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

    RECENT ACCOUNTING PRONOUNCEMENT FOR DISCLOSURE PURPOSE:

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued FAS 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and

                            SITE TECHNOLOGIES, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) unrealized gain/loss on available for sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1998 and is not anticipated to have a material impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective in fiscal 1998 and are not anticipated to have a material impact on the Company's financial position or results of operations.

NOTE 2--BALANCE SHEET DETAILS (IN THOUSANDS):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Inventories:
  Raw materials..........................................................  $      30  $      84
  Finished goods.........................................................          4         49
                                                                           ---------  ---------
                                                                           $      34  $     133
                                                                           ---------  ---------
                                                                           ---------  ---------

Purchased software:
  Purchased software.....................................................  $     720  $     453
  Less: accumulated amortization.........................................       (458)      (154)
                                                                           ---------  ---------
                                                                           $     262  $     299
                                                                           ---------  ---------
                                                                           ---------  ---------

Property and equipment:
  Computer equipment and software........................................  $   1,249  $   1,160
  Furniture and fixtures.................................................        170        139
  Leasehold improvements.................................................         87         31
                                                                           ---------  ---------
                                                                               1,506      1,330
  Less: accumulated depreciation.........................................     (1,197)    (1,053)
                                                                           ---------  ---------
                                                                           $     309  $     277
                                                                           ---------  ---------
                                                                           ---------  ---------

Accrued liabilities:
  Accrued royalties......................................................  $      40  $     315
  Accrued compensation...................................................        345        369
  Other..................................................................        573        462
                                                                           ---------  ---------
                                                                           $     958  $   1,146
                                                                           ---------  ---------
                                                                           ---------  ---------

    Included in the December 31, 1997 and 1996 balances of computer equipment and software are $531,000 of fully depreciated assets acquired under capital leases.

                            SITE TECHNOLOGIES, INC.

NOTE 3--NOTES PAYABLE:

    On December 31, 1996, the Company issued $2,150,000 of convertible promissory notes payable. The notes bear interest at 6% payable semi-annually over their two-year term. The notes convert into common stock automatically at the end of the two-year term or earlier at the option of the holder. The conversion price of the notes was the lower of (a) 80% of the average closing bid price of the Company's Common Stock for the five days prior to a notice of conversion and (b) $6.70 per share. The Company recognized the value of the discounted conversion feature, or $537,000, and deferred debt issuance costs, or $262,000 as additional interest expense during 1997. The amortization of the discounted conversion feature resulted in an increase to Common Stock of $537,000. During 1997, holders of notes payable converted $2,150,000 in principal value into $1,530,000 of Series A Preferred Stock and 426,643 shares of Common Stock.

    In connection with an acquisition (see Note 6), the Company issued $350,000 in principal amount of installment notes payable. The notes are payable on or before November 15, 1998, must be pre-paid upon certain conditions and bear interest at 20% payable on a monthly basis.

NOTE 4--SALE OF DELTAGRAPH PRODUCT LINE:

    On June 27, 1997, the Company completed the sale of its DeltaGraph product line with an effective date of May 1, 1997 for aggregate proceeds of $1,310,000 in cash of which $910,000 was attributable to the sale of the Delta Graph product line and $400,000 was attributable to services to be rendered by the Company pursuant to a management agreement through August 1997. The Company recognized an aggregate gain of $1,171,000, net of expenses incurred in the sale of $105,000 and the net book value of assets sold totaling $34,000.

NOTE 5--UNAUDITED PRO FORMA INFORMATION:

    Following the effective date of the DeltaGraph disposition, the Company will no longer have revenues related to the DeltaGraph product sales. DeltaGraph revenues were $659,000 and $3,067,000, or 36.1% and 62.0% of total revenues for 1997 and 1996, respectively. During 1997 and 1996, cost of revenues and operating expenses directly attributable to DeltaGraph totaled $530,000 and $1,800,000, respectively.

    The unaudited proforma net revenues, related net loss and basic and diluted net loss per share of the Company for the years ended December 31, 1997 and 1996 after giving effect to the DeltaGraph transaction as if it had been consummated at January 1, 1996, are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
                                                                          (UNAUDITED)
Pro forma net revenues..........................................  $   1,168,000  $   1,883,000
Pro forma net loss..............................................     (9,459,000)    (6,115,000)
Pro forma basic and diluted net loss per share..................          (2.26)         (2.74)

NOTE 6--ACQUISITIONS:

    On July 11, 1997, the Company completed the acquisition of Site/technologies/inc. ("Site"), a privately held company. In connection with this acquisition, the Company issued a total of 550,029 shares of its Common Stock, made a cash payment of $60,000 and assumed liabilities of $73,000 for a total purchase price of $638,000, in exchange for all outstanding shares of Site. In connection with the Site acquisition, the Company determined that $500,000 of the purchase price represented in-process technology and because

                            SITE TECHNOLOGIES, INC.

NOTE 6--ACQUISITIONS: (CONTINUED)
such technology had not reached technological feasibility and therefore had no alternative future use, recorded a corresponding charge to research and development expenses. The Company will also pay specified royalties on sale of certain products developed from the technology acquired from Site.

    On November 19, 1997, the Company completed the acquisition of Inlet Divestiture Corp. ("Inlet") to purchase certain Internet technologies (including source code and related documentation). The purchase price was $1,297,000 which consisted of (i) $350,000 in installment notes payable, (ii) the issuance of 360,000 shares of the Company's Common Stock, and (iii) cash and acquisition expenses aggregating $525,000. The Company will also pay royalties on sales, licenses, sublicenses or other transactions pursuant to which units of the software product are distributed. Half of the amount of royalties will be paid in the Company's Common Stock. In connection with the Inlet acquisition, the Company determined that $1,091,000 of the aggregate purchase price represented in-process technology, and because such technology had not reached technological feasibility and therefore had no alternative future use, recorded a corresponding charge to research and development expenses.

NOTE 7--COMMITMENTS AND CONTINGENCIES:

    COMMITMENTS

    The Company leases its facilities under noncancellable operating leases. Rent expense was $406,000 and $194,000 for the years ended December 31, 1997 and 1996, respectively.

    Future minimum lease payments are as follows (in thousands):

                                                                                      OPERATING
YEAR ENDING DECEMBER 31,                                                               LEASES
-----------------------------------------------------------------------------------  -----------
1998...............................................................................   $     202
1999...............................................................................         221
2000...............................................................................         221
2001...............................................................................          55
                                                                                          -----
Total minimum lease payments.......................................................   $     699
                                                                                          -----
                                                                                          -----

    In connection with certain technology acquisitions, the Company entered into royalty agreements under which it is required to pay royalties on the sales of related products. Cash paid for royalties during 1997 and 1996 totaled $102,000 and $33,000, respectively. Amounts due under these royalty agreements totaled $11,000 and $0 at December 31, 1997 and 1996, respectively.

    CONTINGENCIES

    In the normal course of business, the Company from time to time receives inquiries with regards to possible patent infringement. Management believes that it is unlikely that the outcome of these inquiries will have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 8--INCOME TAXES:

    No provision for income taxes has been recorded for any periods presented due to net operating losses. At December 31, 1997, the Company had approximately $14 million of federal net operating loss

                            SITE TECHNOLOGIES, INC.

NOTE 8--INCOME TAXES: (CONTINUED)
carryforwards, which expire, in varying amounts through 2012. Due to certain changes in the ownership of the Company, certain of these losses are subject to annual limitations ranging from approximately $142,000 to approximately $500,000, respectively.

    A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
U.S. federal statutory rate................................................      (34.0)%     (34.0)%
State and local taxes, net of U.S. federal benefit.........................       (8.8)      (8.8)
Reserved net deferred tax assets and others................................       42.8       42.8
                                                                             ---------  ---------
                                                                                --%        --%
                                                                             ---------  ---------
                                                                             ---------  ---------

    The components of the net deferred tax assets consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets:
  Net operating losses...................................................  $   5,575  $   2,788
  Acquired technology....................................................        853        326
  Reserves, accruals and depreciation....................................         87        441
                                                                           ---------  ---------
                                                                               6,515      3,555
    Deferred tax: valuation allowance....................................     (6,515)    (3,555)
                                                                           ---------  ---------
Net deferred tax asset...................................................  $  --      $  --
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company has determined that it is more likely than not that the deferred tax assets at December 31, 1997 and 1996 would not be realized and, accordingly, a full valuation reserve has been established. Management's assessment is based on the Company's history of net operating losses.

NOTE 9--PREFERRED STOCK, COMMON STOCK AND WARRANTS:

    PREFERRED STOCK:

    The Company has authorized up to 4,000,000 shares of Preferred Stock available for issuance upon approval of the Board of Directors. On June 30, 1997, the Company issued 1,530 shares of Series A Preferred Stock at a price of $1,000 per share in exchange for $1,530,000 in principal value of convertible promissory notes outstanding which were subsequently converted into 1,214,835 shares of the Common Stock.

    COMMON STOCK:

    In December 1995, the Company completed its initial public offering of 1,100,000 shares of its common stock at a per share price of $6.00 and realized net proceeds of $5,143,000. In January 1996, the Company issued 165,000 shares of Common Stock for net proceeds of $831,000 to cover over-allotments in

                            SITE TECHNOLOGIES, INC.

NOTE 9--PREFERRED STOCK, COMMON STOCK AND WARRANTS: (CONTINUED) the initial public offering. In October 1997, the Company completed a follow-on offering of 3,450,000 shares of Common Stock for net proceeds of approximately $3.2 million.

    WARRANTS:

    The following warrants were outstanding and exercisable at December 31, 1997:

                           ISSUED IN                                          WARRANT EXERCISE
WARRANTS OUTSTANDING    CONNECTION WITH     ISSUANCE DATE  EXPIRATION DATE          PRICE
--------------------  --------------------  -------------  ---------------  ---------------------
         71,875              Equity           Nov. 1995       Nov. 2000             $1.31
        110,000              Equity           Dec. 1995       Dec. 2000             $7.20
         16,538        Convertible Notes      Dec 1996        Dec. 2002             $6.50
        345,000              Equity           Oct 1997        Oct. 2003             $5.00
        -------
        543,413
        -------
        -------

    The 71,875 outstanding warrants issued in November 1995 have an exercise price of $7.20 per share for the first thirty (30) months of the warrant term and $8.40 per share for the remaining warrant term. Due to a repricing clause, these warrants were repriced based on the average issue price of the shares relating to the convertible notes of $1.31. The Company has reserved 543,413 shares of common stock for issuance upon the exercise of the outstanding warrants.

NOTE 10--STOCK OPTION PLANS:

    The Company has three Stock Option Plans (the Plans) which provide for issuance of stock options to employees of the Company. The Company has reserved an aggregate of 1,285,462 shares of Common Stock, for issuance upon the exercise of options granted under these plans, including 200,000 shares approved by the Company's shareholders at the annual meeting in June 1996 and 400,000 shares approved by the Company's shareholders at the annual meeting in June 1997. Options to purchase 414,031 and 171,804 shares were vested and exercisable at December 31, 1997 and 1996 respectively. Options granted under the Plans are for periods not to exceed 10 years. Non-employee members of the Board of Directors are eligible for automatic option grants under the 1995 Stock Option Plan (the 1995 Plan). All options granted under the Plans must be at prices not less that fair market value at the date of grant, except for the 1995 Plan for which options can be granted at prices not less than 85% of the fair market value at the date of grant. The Board of Directors may amend, modify or terminate the Plans at their discretion.

    In recognition of the decline in the fair market value of the Company's Common Stock in 1996 and 1997, the Company repriced options to purchase approximately 699,696 shares of Common Stock in March 1997 to an exercise price of $2.25 per share, which was the fair market value of the Company's Common Stock on that date.

                            SITE TECHNOLOGIES, INC.

NOTE 10--STOCK OPTION PLANS: (CONTINUED)
    The following table summarizes activity under the Company's Stock Option
Plans:

                                                                      OPTIONS OUTSTANDING
                                                     SHARES     -------------------------------
                                                    AVAILABLE                WEIGHTED AVERAGE
                                                    FOR GRANT     SHARES      EXERCISE PRICE
                                                   -----------  ----------  -------------------
Balance at December 31, 1994.....................       27,230      38,127            6.63
Additional shares reserved.......................      620,000      --              --
Options granted..................................     (525,000)    525,000            4.08
Options exercised................................      --             (382)           6.63
Options canceled.................................        3,321      (3,321)           6.63
                                                   -----------  ----------             ---
Balance at December 31, 1995.....................      125,551     559,424            3.89
Additional shares reserved.......................      200,000      --              --
Options granted..................................     (433,677)    433,677            8.54
Options exercised................................      --          (81,000)           3.64
Options canceled.................................      171,593    (171,593)           4.85
                                                   -----------  ----------             ---
Balance at December 31, 1996.....................       63,467     740,508            6.68
Additional shares reserved.......................      400,000      --              --
Options granted..................................   (1,225,146)  1,225,146            2.03
Options exercised................................      --           (4,333)           4.80
Options canceled.................................      952,511    (952,511)           5.53
                                                   -----------  ----------             ---
Balance at December 31, 1997.....................      190,832   1,008,810            2.08
                                                   -----------  ----------             ---
                                                   -----------  ----------             ---

    The following table summarized information about employee stock options outstanding at December 31, 1997:

                                                             OPTIONS OUTSTANDING                           OPTIONS
                                          ---------------------------------------------------------      OUTSTANDING
                                                                   WEIGHTED                           -----------------
                                               NUMBER               AVERAGE            WEIGHTED            NUMBER
                RANGE OF                   OUTSTANDING AT          REMAINING            AVERAGE        EXERCISABLE AT
             EXERCISE PRICE               DECEMBER 31, 1997    CONTRACTUAL LIFE     EXERCISE PRICE    DECEMBER 31, 1997
            ---------------               -----------------   -------------------   ---------------   -----------------
$1.13-$1.44.............................        269,200                9.6                1.14               3,125
$1.75-$2.50.............................        709,610                6.1                2.24             404,240
$5.50-7.50..............................         30,000                7.1                6.83               6,666
                                          -----------------          -----                 ---             -------
  Total.................................      1,008,810                7.0                2.08             414,031
                                          -----------------          -----                 ---             -------
                                          -----------------          -----                 ---             -------


                                           WEIGHTED AVERAGE
                RANGE OF                  EXERCISE PRICE AT
             EXERCISE PRICE               DECEMBER 31, 1997
            ---------------               ------------------
$1.13-$1.44.............................         1.13
$1.75-$2.50.............................         2.25
$5.50-7.50..............................         7.50
                                                  ---
  Total.................................         2.33
                                                  ---
                                                  ---

                            SITE TECHNOLOGIES, INC.

NOTE 10--STOCK OPTION PLANS: (CONTINUED)
    FAIR VALUE DISCLOSURES

    Had compensation cost for the Plans been determined based on the fair value of each stock option grant on its grant date, as prescribed in FAS 123, the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Net loss:
  As reported............................................................  $  (8,159) $  (4,848)
  Pro forma..............................................................  $  (8,793) $  (5,435)
Basic and diluted net loss per share:
  As reported............................................................  $   (1.95) $   (2.17)
  Pro forma..............................................................  $   (2.10) $   (2.44)

    The weighted average estimated grant date fair value, as defined by FAS123, granted under the Plans was $2.03 and $5.46 for 1997 and 1996, respectively.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 91.0% for 1997 and 80.6% for 1996; risk-free interest rate of 6.42% for 1997 and 6.07% for 1996 for options granted; and a weighted average expected option term of 3.75 years for 1997 and
3.9 years for 1996.

    The above pro forma amounts include compensation expense based on the fair value of options granted and vesting during the years ended December 31, 1997 and 1996 and exclude the effects of options granted prior to January 1, 1995. Accordingly, the above pro forma net loss and net loss per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.

NOTE 11--401(K) PLAN:

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

NOTE 12--SUBSEQUENT EVENT'S:

    On January 16, 1998, the Company's shareholders voted to amend the Company's 1995 Stock Option Plan to increase the number of shares in the plan by 1,200,000 to a total of 2,400,000.

    On February 27, 1998, the Company paid the outstanding notes payable balance of $350,000 relating to the Inlet acquisition.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
  SECTION 16(A) OF THE EXCHANGE ACT.

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

 EXHIBIT NO.   DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
 1.1(10)       Form Underwriting Agreement
 3.1(1)        Registrant's Amended and Restated Articles of Incorporation
 3.2(2)        Registrant's Bylaws
 3.3(3)        Amended and Restated Certificate of Determination of Series A Preferred Stock
 4.1(2)        Specimen Certificate of Registrant's Common Stock
 4.2(2)        Form of Warrant
 4.3(2)        Form of H.J. Meyers & Co.'s Warrant
 4.4(2)        Loan and Warrant Agreement between Registrant and certain investors dated as of March 29, 1993
 4.5(2)        Amended and Restated Investor Rights Agreement between Registrant and the investors specified therein dated as of November 6, 1995
10.1(2)        Real Property Lease between Registrant and Owens Mortgage Investment Fund dated as of August 18,
                 1995
10.2(2)        1990 Stock Option Plan
10.3(2)        1992 Stock Option Plan
10.4(2)(5)     1995 Stock Option Plan
10.5(2)        Form of Indemnification Agreement
10.6.1(2)(4)   Distribution Agreement between Registrant and Nippon Polaroid Kabushiki Kaisha dated as of November
                 12, 1991

 EXHIBIT NO.   DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------
10.6.2(2)(4)   Distributor Software License Agreement between Registrant and Nippon Polaroid K.K. Supplements dated as of December 24, 1993, June 6, 1994 and two supplements dated as of June 28, 1995
10.7(2)        Series E Preferred Stock and Warrant Purchase Agreement dated November 6, 1995 among Registrant and the investors named therein
10.8(2)        Employment Agreement dated as of November 1, 1995 between Registrant and Donald B. Witmer
10.9(2)        Employment Agreement dated November 8, 1995 between Registrant and Raymond R. Kingman, Jr.
10.10(2)       Employment Agreement dated November 8, 1995 between Registrant and William G. Pryor
10.11(2)(4)    Agreement dated December 15, 1995 among Registrant, Global Technologies Corporation and William
                 French
10.12(2)       Termination Agreement dated as of November 8, 1995 among the Registrant and certain shareholders of the Company named therein
10.13(2)       Amendment Agreement dated as of December , 1995 among the Registrant and certain shareholders of the Company named therein
10.14(5)       Employment Agreement dated December 26, 1995 between Registrant and William A. French
10.15(3)       Separation Agreement and Release between Registrant and Raymond R. Kingman, Jr. dated April 5, 1996
10.16(3)       Offer letter dated March 29, 1996 between Registrant and John J. Ambrose
10.17(10)      Separation Agreement and Release between Registrant and John J. Ambrose dated July 3, 1997
10.18(6)       Form of 6% Convertible Subordinated Debentures issued by Registrant on December 31, 1996 to High
                 Risk Opportunities Hub Fund Ltd. and American High Growth Equities Retirement Trust
10.19(7)       Offer letter dated as of March 24, 1997 between the Registrant and Jeffrey F. Ait
10.20(3)       Series A Preferred Stock Purchase Agreement dated as of May 6, 1997 between Registrant and High
                 Risk Opportunities Hub Fund, Ltd.
10.21(3)       Letter of Intent dated April 16, 1997 among Registrant, Inlet Divestiture Corp., Inlet, Inc., Terry
                 Millard and Todd Millard
10.22.1(8)     Asset Purchase Agreement dated June 27, 1997 between Registrant and SPSS, Inc.
10.22.2(8)     Interim Management Agreement dated June 27, 1997 between Registrant and SPSS, Inc.
10.23.1(9)     Stock Exchange Agreement dated July 11, 1997 among Registrant, Site/technologies/inc. and the persons and entities party thereto
10.23.2(9)     Registration Rights Agreement dated as of July 11, 1997 by and among Registrant and the persons and entities party thereto
10.24.1(11)    Agreement and Plan of Reorganization dated November 19, 1997 between Registrant and Inlet, Inc.,
                 Inlet Divestiture Corp. and Inlet Acquisition Corp.
10.24.2(11)    Registration Rights Agreement dated as of November 19, 1997 among Registrant and Inlet Inc.
23.2**         Consent of Price Waterhouse LLP
24.1**         Power of Attorney

------------------------

 (1) Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed March 26, 1997.

 (2) Incorporated by reference to Registrant's Registration Statement on Form SB-2, filed December 19, 1995 (File No. 33-99300).

 (3) Incorporated by reference to Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form SB-2 (File No. 333-3784).

 (4) Confidential treatment requested as to certain portions of this exhibit.

 (5) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed March 6, 1996 (File No. 333-2192).

 (6) Incorporated by reference to Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed February 28, 1997 (File No. 333-17733).

 (7) Incorporated by reference to Registrant's Amendment No. 1 to Registration Statement on Form SB-2 filed April 9, 1997 (File No. 333-22565).

 (8) Incorporated by reference to Registrant's filing on Form 8-K filed on July 11, 1997.

 (9) Incorporated by reference to Registrant's filing on Form 8-K filed on July 31, 1997.

 (10) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed August 28, 1998 (File No. 333-34825)

 (11) Incorporated by reference to Registrant's filing on Form 8-K filed on December 12, 1997.

  ** Filed herewith.

    (B) REPORTS ON FORM 8-K

    On December 3, 1997, the Company filed an 8-K for the acquisition of Inlet Divestiture, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SITE TECHNOLOGIES

Dated: March 30, 1998           By:              /s/ JEFFREY F. AIT
                                     -----------------------------------------
                                                   Jeffrey F. Ait
                                      CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL
                                                OFFICER AND DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey F. Ait, his attorney-in-fact with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Financial Officer,
      /s/ JEFFREY F. AIT          and (Principal Financial
------------------------------    and Accounting Officer),    March 30, 1998
        Jeffrey F. Ait            Chief Executive Officer
                                  and Director

       /s/ STEVE MENDEL
------------------------------  Director                      March 30, 1998
         Steve Mendel

      /s/ PATRICK GRADY
------------------------------  Director                      March 30, 1998
        Patrick Grady

       /s/ THOMAS HOLT
------------------------------  Director                      March 30, 1998
         Thomas Holt

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                              SEQUENTIALLY NUMBERED
  NUMBER                                             EXHIBITS                                                  PAGE
-----------  ----------------------------------------------------------------------------------------  ---------------------
      23.2   Consent of Price Waterhouse L.L.P., Independent Accountants
      27.1   Financial Data Schedule Worksheet