Form 10QSB
period 1998-03-31
SITE TECHNOLOGIES INC
filed 1998-05-15
CIK 1003754

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27328

                            ------------------------

                            SITE TECHNOLOGIES, INC.

                          (formerly DeltaPoint, Inc.)
             (Exact Name of Registrant as specified in its charter)

                 CALIFORNIA                            77-0216760
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)            Identification Number)

                   380 EL PUEBLO RD., SCOTTS VALLEY, CA 95066
                    (Address of principal executive offices)

                                  408-461-3017
              (Registrant's telephone number, including area code)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1998: 8,516,380

    Transitional Small Business Disclosure Format (check one) Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SITE TECHNOLOGIES, INC.

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----
Part 1.    FINANCIAL INFORMATION

           Item 1.    Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets March 31, 1998 (unaudited) and December 31,
                        1997................................................................................           3

                      Condensed Consolidated Statements of Operations (unaudited) Three months ended March
                        31, 1998 and 1997...................................................................           4

                      Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended March
                        31, 1998 and 1997...................................................................           5

                      Notes to Condensed Consolidated Financial Statements..................................           6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Plan of Operations....           7

Part II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.....................................................................          20

           Item 6.    Exhibits and Reports on Form 8-K......................................................          20

Signature...................................................................................................          21

PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                            SITE TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   2,076    $    3,856
  Accounts receivable, net of allowance for doubtful accounts of $176 and $176........         103            96
  Inventories.........................................................................          32            34
  Prepaid expenses and other current assets...........................................         170           259
                                                                                        -----------  ------------
    Total current assets..............................................................       2,381         4,245
Property and equipment, net...........................................................         278           309
Purchased software, net...............................................................         258           262
Deposits and other assets.............................................................          74           100
                                                                                        -----------  ------------
                                                                                         $   2,991    $    4,916
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................   $     640    $      788
  Accrued liabilities.................................................................         751           958
  Reserve for returns.................................................................          43            55
  Notes payable.......................................................................      --               350
                                                                                        -----------  ------------
    Total current liabilities.........................................................       1,434         2,151
                                                                                        -----------  ------------

Commitments and contingencies

Shareholders' equity :
  Preferred Stock, no par value, 4,000,000 shares authorized, none issued or
    outstanding.......................................................................      --            --
  Common stock, no par value, 25,000,000 shares authorized 8,516,380 and 8,491,380
    shares were issued and outstanding................................................      24,636        24,602
  Accumulated deficit.................................................................     (23,079)      (21,837)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................       1,557         2,765
                                                                                        -----------  ------------
                                                                                         $   2,991    $    4,916
                                                                                        -----------  ------------
                                                                                        -----------  ------------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                                                   THREE MONTHS
                                                                                                  ENDED MARCH 31
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Net revenues.................................................................................  $     170  $   1,023
Cost of revenues.............................................................................         40        320
                                                                                               ---------  ---------
  Gross profit...............................................................................        130        703
                                                                                               ---------  ---------
Operating expenses:
  Sales and marketing........................................................................        754      1,459
  Research and development...................................................................        452        731
  General and administrative.................................................................        192        238
                                                                                               ---------  ---------
                                                                                                   1,398      2,428
                                                                                               ---------  ---------
Loss from operations.........................................................................     (1,268)    (1,725)
Interest income (expense), net...............................................................         26       (796)
                                                                                               ---------  ---------
Net loss.....................................................................................  $  (1,242) $  (2,521)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Basic and diluted net loss per share.........................................................  $   (0.15) $   (1.01)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Shares and share equivalents used in per share calculations..................................      8,516      2,489
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS, UNAUDITED)

                                                                                                  THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Cash flows from operating activities:

Net loss....................................................................................  $  (1,242) $  (2,521)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................         51         70
    Amortization of discounted conversion feature of notes payable..........................     --            537
  Change in assets and liabilities:
  Accounts receivable.......................................................................         (7)       327
  Inventories...............................................................................          2         33
  Prepaid expenses and other current assets.................................................         89        231
  Accounts payable..........................................................................       (148)       151
  Accrued liabilities.......................................................................       (207)      (153)
  Reserve for returns.......................................................................        (12)      (288)
  Deposits and other assets.................................................................         26          5
                                                                                              ---------  ---------
    Net cash used in operating activities...................................................     (1,448)    (1,608)
                                                                                              ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment.....................................................        (16)        (7)
                                                                                              ---------  ---------
    Net cash used in investing activities...................................................        (16)        (7)
                                                                                              ---------  ---------

Cash flows from (used in) financing activities:
  Proceeds from issuance of common stock, net...............................................         34         21
  Repayment of notes payable................................................................       (350)    --
                                                                                              ---------  ---------
    Net cash provided by financing activities...............................................       (316)        21
                                                                                              ---------  ---------
Decrease in cash and cash equivalents.......................................................     (1,780)    (1,594)
Cash and cash equivalents at beginning of period............................................      3,856      3,142
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $   2,076  $   1,548
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

    Founded in 1989, Site Technologies, Inc., formerly DeltaPoint, Inc. (the Company), has headquarters in Scotts Valley, California. Site Technologies, Inc. develops and markets Web site development, management and maintenance software solutions for Web-based business environments. The Company is committed to providing modular, extensible client and server Web site management tools through a multi-tier family of software products that scale from small business to enterprise departmental solutions.

    The condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. The interim results are not necessarily indicative of the results to be expected for the entire year.

NOTE 2--NET LOSS PER SHARE:

    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is antidilutive, as was the case for the three month periods ended March 31, 1998 and 1997.

NOTE 3--REVENUE RECOGNITION:

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"). "Software Revenue Recognition", which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2. Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

NOTE 4--COMPREHENSIVE INCOME (LOSS):

    The Company has adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings or "losses" be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive losses for the three month periods ended March 31, 1998 and 1997 were identical to the net losses reported in the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

    THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, IN "RISK FACTORS" IN PART I OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AT AND FOR THE YEAR ENDED DECEMBER 31, 1997. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

    CORPORATE EVENTS. The Company was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. The Company commenced shipments of its initial product, DeltaGraph, at the end of 1989. The Company conducted its initial public offering in December 1995 and completed a follow-on offering in October 1997. Commencing with its acquisition of the technology required to develop WebAnimator (a multimedia authoring tool for the Web) in November 1995, the Company's strategy has been to realize a significant and growing percentage of its revenues from the sale of Internet software products. Towards that end, the Company acquired technology to develop QuickSite (a Web site creation and management tool) in December 1995 (released version 1.0 in February 1996) and introduced WebTools in March 1996, WebAnimator in July 1996, QuickSite Developer's Edition in September 1996 and QuickSite 2.5 in May 1997. In July 1997 the Company acquired technology to develop SiteSweeper 2.0 which was released in September 1997 and in November 1997 the Company acquired technology to develop SiteMaster 4.0 which was released in March 1998. In March 1998, the Company also released QuickSite 3.0 and in April 1998 the Company announced the release of the enterprise edition of the SiteSweeper product which is anticipated to ship in May 1998. In light of these product introductions and in order to conserve its existing cash balances, the Company has shifted its principal strategic focus from the designing and engineering of products to the sales and marketing of products. As part of the strategic shift, the Company intends to focus on a direct sales model and an Internet sales model. Therefore, in May 1998, the Company rationalized its workforce significantly. These reductions were made primarily in the areas of engineering, finance and operations.

    DELTAGRAPH DISPOSITION. On June 27, 1997, as part of the Company's continuing strategy to focus its development, sales and marketing efforts on Internet software products, the Company consummated the "DeltaGraph Disposition" pursuant to which the Company sold those assets related to its DeltaGraph software product for $910,000 in cash. The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997 and as part of the DeltaGraph Disposition, DeltaPoint also agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS agreed to make an additional $400,000 cash payment to DeltaPoint on August 10, 1997. See Note 4 to the Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended December 31, 1997.

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

    On November 19, 1997, the Company consummated the "Inlet Technology Acquisition" pursuant to which the Company acquired from Inlet certain Internet technologies. As consideration for the Inlet Technology Acquisition, the Company issued Notes payable of $825,000 in cash and 360,000 shares of the

Company's Common Stock. The Company recognized a charge to operations of approximately $1.1 million for the portion of the purchase price determined to be in-process research and development

    See Note 6 of Notes to Consolidated Financial Statements in the Company Form 10-KSB for the year ended December 31, 1997 for further discussion of the Site Tech and Inlet Acquisitions.

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

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"). "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1. "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"). "Deferral of the Effective Date of a Provision on SOP 97-2. "Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended March 31, 1998.

    IMPACT OF DELTAGRAPH DISPOSITION AND THE SITE TECH ACQUISITION. As a result of the DeltaGraph Disposition and the Site Tech Acquisition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability will be entirely dependent on the success of its Internet software products. Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition and the Site Tech Acquisition are the Company's net revenues, operating losses and gross profit for the year ended December 31, 1997. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses as the Company plans to continue its investment in developing new and updated versions of its Internet software products.

                                                                           FOR THE YEAR ENDED
                                                                           DECEMBER 31, 1997
                                                                         ----------------------
                                                                          ACTUAL     PRO FORMA
                                                                         ---------  -----------
Net Revenues...........................................................  $   1,827   $   1,197
Loss from Operations...................................................     (8,551)  $  (9,819)
Gross Profit Percentage................................................       57.0%       50.0%

    HISTORIC AND ANTICIPATED LOSSES. The Company incurred net losses of $8,159,000 for the year ended December 31, 1997 and $1,242,000 for the three months ended March 31, 1998, and had an accumulated deficit of $23,079,000 as of March 31, 1998. The Company expects to incur losses for at least the next 12 months, and possibly longer. The Company's future operating results will depend on many factors, including the successful introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the SMB and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including VARs, OEMs and ISPs; the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.

    FLUCTUATIONS. The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, the existence and terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of each quarter, with such revenues frequently concentrated in the last week or weeks of the quarter.

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

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues for the three-month period ended March 31, 1998 decreased by 83% to $170,000 from $1,023,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the June 1997 disposition of the DeltaGraph product line which accounted for $607,000 in revenue for the first quarter ended March 31, 1997 for which no corresponding revenue was earned in the first quarter ended March 31, 1998. For the three-month period ended March 31, 1998, international revenue decreased to 0% of net revenues compared to 37.3% for the period ended March 31, 1997. The decrease in international revenues was attributable to the sale of the DeltaGraph product as the Company's Japanese and major international distributor principally sold DeltaGraph products. The company expects international revenue to remain flat until the Company establishes other international distribution channels. The Company's domestic and international sales are principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

    GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, freight, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. Gross profit for the three-month period ended March 31, 1998 increased as a percentage of net revenues to 76.5% from 68.7% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended March 31, 1998 decreased to $754,000 or 443.5% of net revenues compared to $1,459,000 or 142.6% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses was primarily due to the Company's continued effort to manage its expenses. The Company expects that sales and marketing expenses may increase in absolute dollars in future periods to support further development of the Company's new products and updated versions of the Company's existing products.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended March 31, 1998 decreased to $452,000 or 265.9% of net revenues compared to $731,000 or 71.5% of revenues for the corresponding period in the prior year. The decrease in research and development expenses was primarily due to decrease in staffing and outside consultants.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended March 31, 1998 decreased in absolute dollars to $192,000 or 112.9% of net revenues compared to $238,000 or 23.3% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses was primarily attributable to a change in the mix and number of general and administrative employees. The Company expects that general and administrative expenses may increase in absolute dollars in future periods to the extent that the Company expands its operations.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes interest payable on the Company's convertible promissory notes payable (converted to common stock during 1997), amortization of the discounted conversion feature and deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest income (expense) decreased by $848,000 to $26,000 during the first quarter of fiscal 1998 from $(796,000) during the comparable 1997 period. This decrease was primarily attributable to amortization of the discounted conversion feature of convertible promissory notes payable and the related deferred issuance costs which totaled $(799,000) during the quarter ended March 31, 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended March 31, 1998 and 1997 due to net operating losses and the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company had working capital of $947,000 and shareholders' equity of $1,557,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and, recently, the sale of the DeltaGraph product line. Since inception, the Company has received approximately $23 million in proceeds from private sales of preferred stock, convertible debt and from the Company's two public offerings of common stock.

    The Company used net cash in operations of $1,448,000 in the three month period ended March 31, 1998 and $1,608,000 for the corresponding period of the prior year. Net cash used in 1998 consisted primarily of a net loss of $1,242,000. Net cash used in 1997 consisted primarily of a net loss of $2,521,000 which includes interest and amortization charges totaling $799,000 relating to the convertible promissory notes payable.

    Net cash used in financing activities totaled $316,000 in the three month period ended March 31, 1998 primarily resulting from the repayment of notes payable totalling $350,000 resulting from the Inlet Technology Acquisition. Net cash from financing activities in 1997 consisted primarily of $21,000 in net proceeds for a stock option exercise.

    The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the three month period ended March 31, 1998 the Company's capital expenditures totaled approximately $16,000.

    At March 31, 1998 the Company's cash and cash equivalents was $2,076,000. See "Factors That May Affect Future Results--Recent Losses and Expected Losses; Accumulated Deficit; Going Concern Assumption, Future Capital Needs; No Assurance of Future Financing"; and "--Dependence on Limited Number of Key
Personnel: Personnel Limitations: Ability to Manage Growth". To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future and to continue to reduce operating expenses. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty.

***FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTIONS;
  FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING

    The Company incurred a net loss of $1,242,000 for the three months ended March 31, 1998 and had an accumulated deficit of $23,079,000 as of March 31, 1998. The Company expects to incur losses for at least the next 12 months, and perhaps longer. There can be no assurance that the Company will not incur significant additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. Although the Company has taken measures to reduce its operating expenses, to the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future (including through possible asset sales) or to continue to further reduce operating expenses. There can be no assurance that additional financing can be obtained on acceptable terms or at all.

    The Company's independent accountants' report on its financial statements as of and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company's accumulated deficit and historical operating losses raise substantial doubts about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may have a material adverse effect on, among other things, the Company's relationships with prospective customers and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations. See Note 1 to the consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB.

DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL. PERSONNEL LIMITATIONS: ABILITY TO
  MANAGE GROWTH

    The Company's success depends substantially upon the contributions of several key personnel, some of whom were only recently hired by the Company. The failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    As a result of its cash constraints during most of 1997, and in connection with its focus on Internet software products and its reduced level of operations, the Company has previously rationalized its workforce, including administrative and engineering resources. Recently, the Company shifted its principal strategic focus from the designing and engineering of products to the sales and marketing of products. As part of this strategic shift and in order to conserve its cash balances, in May 1998, the Company rationalized its workforce significantly. These reductions were made primarily in the areas of engineering, finance and operations. The Company's previous and recent workforce rationalization has challenged, and will continue to challenge, the Company's management and operations, including its sales and marketing, customer support, research and development and finance and administrative operations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address target markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Distribution Risks: Substantial Reseller Customer Concentration" and "Rapid Technological Change; Risk of Product Delays: Risk of Product Defects." The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The company intends to continue to improve its financial systems and controls in conjunction with anticipated increases in the level of its operations. The Company anticipates that it may need to add additional personnel beyond its present needs and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

DEPENDENCE ON INTERNET SOFTWARE PRODUCTS AND RELATED STRATEGY; DEPENDENCE ON
  CONTINUED EMERGENCE OF INTERNET SOFTWARE MARKET.

    Prior to 1996, the Company derived substantially all of its product revenues from licenses of DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997; SiteSweeper 2.0, its quality control product for the Web professional; QuickSite 3.0, its updated version of QuickSite 2.5, introduced in March 1998; SiteMaster 4.0 its client/server, multi-authoring, dynamic site development and management product and SiteSweeper 2.0 Enterprise Edition, its enterprise edition of its quality control product for the Web professional which is anticipated to be released in May 1998. The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these markets. There can be no assurance that the Company's strategy of targeting SMB and enterprise department user markets will be successful and that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "Risks Associated with Site Tech Acquisition and Inlet Technology Acquisition"; "General Acquisition Risks" and "Distribution Risk"; "Substantial Reseller Customer Concentration."

RISKS ASSOCIATED WITH SITE TECH ACQUISITION AND INLET TECHNOLOGY ACQUISITION;
  GENERAL ACQUISITION RISKS.

    In an effort to capitalize on the emerging opportunities in the SMB and enterprise department user markets for scalable Web site development and management solutions, the Company consummated the Site Tech Acquisition in July 1997 and the Inlet Technology Acquisition in November 1997. The Company has introduced SiteSweeper 2.0, an updated version of the SiteSweeper 1.0 product acquired in the Site Tech Acquisition and has introduced SiteMaster 4.0, a client/server, multi-authoring site, dynamic development and management solution based on the technology acquired in the Inlet Technology Acquisition. There can be no assurance that any technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition can be successfully developed or integrated into the Company's current technology on a timely basis or at all, or that any products based on this technology will receive market acceptance. In order to market products to the SMB and enterprise departmental user markets, the Company must significantly increase its non-retail distribution channels. The failure to successfully develop and integrate the acquired technologies into the Company's web site development and management technology or to successfully market products based upon the acquired technologies would adversely impact the Company's strategy of marketing to the SMB and enterprise department user markets (in addition to individuals and SOHO professionals) and would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company frequently evaluates potential acquisitions of complementary businesses, products and technologies. As part of the Company's expansion plans, the Company may acquire companies that have an installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes may enhance the Company's competitive position. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's shareholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of administrative, marketing and sales and engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. For example, in the quarter ended September 30, 1997 and the quarter ended December 31, 1997, the Company expensed a significant portion of the Site Tech purchase price and the Inlet purchase price, respectively, because the acquired technology had not reached technological feasibility. The failure to successfully evaluate, negotiate, effect and integrate acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

DISTRIBUTION RISKS; SUBSTANTIAL RESELLER CUSTOMER CONCENTRATION.

    The Company currently sells its software products targeted at the individual and SOHO professional market to distributors for resale to certain retailers, including computer superstores and mass merchandisers. The Company has de-emphasized the distribution of its Internet software products in this retail distribution channel because the Company has found that the retail distribution channel is highly competitive and requires significant sales and marketing spending in order to maintain a presence in this market.

    The Company has introduced and intends to continue introducing products targeted at the SMB and enterprise department user markets. Successful development of products targeted at the SMB and enterprise department user markets will depend in part on the Company's ability to successfully integrate the technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition. See "--Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks." In addition, the Company has not historically sold products targeted at these markets and, in order to do so, must develop a sales and marketing department with specialized expertise in the development of VAR, OEM and ISP relationships to provide SMB and enterprise department users Internet software solutions. There can be no assurance that the Company will be able to develop such a sales and marketing team on a timely basis or at all. In addition, this market is competitive and there can be no assurance that the Company will be successful in establishing significant relationships with VARs, OEMs or ISPs or, if developed, there can be no assurance as to amount of support that the Company's products will receive from these VARs, OEMs or ISPs who may offer products that compete with the Company's products. See "--Competition." To the extent that the Company succeeds in its strategy to target the SMB and enterprise department user markets, among other things, the Company's results of operations may be subject to greater or different fluctuations as a result of potentially larger individual product sales, a longer sales cycle and longer payment terms.

    Sales to a limited number of distributors and retailers in the retail distribution channel have constituted a significant portion of the Company's retail software sales in the past. Sales to Ingram Micro Inc. constituted approximately 15% of the Company's revenues from the sale of Internet products for the three months ended March 31, 1998. The Company is currently de-emphasizing its sales through the retailers, however any termination or significant disruption of the Company's relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to any of such entities, could, unless or until replaced, materially adversely affect the Company's business, financial condition and results of operations in the near future. A deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing distributors and retailers will continue to provide the Company's products with adequate levels of shelf space or promotional support.

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

    The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, if the Company obtains additional financing, the Company intends to continue to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce such expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon s indications of future performance. In addition, to the extent that the Company succeeds in its strategy to target the SMB and corporate department user markets, among other things, the Company's results of operations and financial condition may be subject to greater or different fluctuations as a result of potentially larger individual product sales, seasonality, a longer sales cycle and longer payment terms. There can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company's revenues from international operations accounted for approximately 11%, 8% and 0% of the Company's net revenues in 1996, 1997 and the three month period ended March 31, 1998, respectively, all of which were derived from sales in Japan to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor. In light of the recent DeltaGraph Disposition, the Company expects that international Internet revenues will remain flat until other international distribution channels can be established. In the longer term, the Company intends to take measures, including the hiring of additional sales and marketing persons, to increase its level of international sales. In light of, among other things, the Company's need to develop additional international sales capabilities and to timely introduce and gain broader market acceptance for its existing and planned Internet software products, there can be no assurance that the Company will be successful in such efforts. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions

LIMITED INTELLECTUAL PROPERTY PROTECTION

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

VOLATILITY OF STOCK PRICE

    The Company's stock price has exhibited substantial volatility since the Company's initial public offering in December 1995 and since its secondary offering of shares in October 1997. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the Internet tools and visualization software industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to operating performance.

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

    Any limitation on the ability of any principal market maker in the Company's Common Stock, to make a market in the Company's Common Stock could adversely impact the liquidity or trading price of the Company's Common Stock, which could have a material adverse impact on the market price of the Company's Common Stock. For example, the Chicago office of the Securities and Exchange Commission conducted a private, nonpublic investigation of H.J. Meyers & Co. Inc. ("HJ Meyers") pursuant to a Formal Order of Investigation issued by the Commission. The investigation focused on whether H.J. Meyers may have violated applicable securities laws and the rules and regulations thereunder, with respect to sales of certain securities. The Company is unable to assess the potential impact of the outcome of such investigation by the staff on the ability of any market maker to make a market in the Company's Common Stock or trading in the Company's securities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Special Meeting of Shareholders on January 16, 1998, the following proposals were approved:

                                                          AFFIRMATIVE NEGATIVE     VOTES      BROKER
                                                            VOTES       VOTES    WITHHELD   NON-VOTES
                                                          ----------  ---------  ---------  ----------
1. Amendment to the Company's Articles of Incorporation
  to change the Company's name to "Site Technologies,
  Inc.".................................................   7,094,197     61,715     34,300      --
2. Amendment to the 1995 Stock Option Plan, increasing
  the reserved shares by 1,200,000, provide a maximum
  number of shares subject to option or stock
  appreciation rights that may be granted annually to a
  single employee under the Option Plan, be 500,000
  shares, that in the first year of employment, an
  employee may receive a grant of up to 400,000 shares,
  increase the number of shares that will be granted to
  new members of the Company's Board of Directors to a
  one-time grant of 50,000 and an automatic annual grant
  of 2,500 and to allow discretionary grants of stock
  options to all non-employee members of the Company's
  Board of Directors....................................   1,528,165    371,638    100,330   5,190,079

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    On January 23, 1998 the Company filed an 8-K announcing the approval by the Company's shareholders to amend the Articles of the Incorporation to change the Company's name to Site Technologies, Inc.

    EXHIBITS

 27.1  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SITE TECHNOLOGIES, INC.

                                By:              /s/ JEFFREY F. AIT
                                     -----------------------------------------
                                                   Jeffrey F. Ait
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER AND
                                           (PRINCIPAL ACCOUNTING OFFICER)

Date: May 15, 1998