Form 10QSB
period 1998-06-30
SITE TECHNOLOGIES INC
filed 1998-08-13
CIK 1003754

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1998: 8,516,380

    Transitional Small Business Disclosure Format (check one) Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SITE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
Part I.    FINANCIAL INFORMATION

           Item 1.    Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets June 30, 1998 (unaudited) and December 31, 1997...           3

                      Condensed Consolidated Statements of Operations (unaudited) Three months and six months
                        ended June 30, 1998 and 1997..........................................................           4

                      Condensed Consolidated Statements of Cash Flows (unaudited) Six months ended June 30,
                        1998 and 1997.........................................................................           5

                      Notes to Condensed Consolidated Financial Statements....................................           6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Plan of Operations......           7

Part II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.......................................................................          21

           Item 6.    Exhibits and Reports on Form 8-K........................................................          21

Signature.....................................................................................................          22

                         PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                            SITE TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                         JUNE 30,    ------------
                                                                                           1998
                                                                                        -----------
                                                                                        (UNAUDITED)
                                                     ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $     796    $    3,856
  Accounts receivable, net of allowance for doubtful accounts of $176 and $176........          51            96
  Inventories.........................................................................          40            34
  Prepaid expenses and other current assets...........................................          76           259
                                                                                        -----------  ------------
    Total current assets..............................................................         963         4,245
Property and equipment, net...........................................................         241           309
Purchased software, net...............................................................         237           262
Deposits and other assets.............................................................          46           100
                                                                                        -----------  ------------
                                                                                         $   1,487    $    4,916
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $     299    $      788
  Accrued liabilities.................................................................         464           958
  Reserve for returns.................................................................           6            55
  Notes payable.......................................................................      --               350
                                                                                        -----------  ------------
    Total current liabilities.........................................................         769         2,151

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, no par value, 4,000,000 shares authorized, none issued or
    outstanding.......................................................................      --            --
  Common stock, no par value, 25,000,000 shares authorized 8,516,380 and 8,491,380
    shares were issued and outstanding................................................      24,636        24,602
  Accumulated deficit.................................................................     (23,918)      (21,837)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................         718         2,765
                                                                                        -----------  ------------
                                                                                         $   1,487    $    4,916
                                                                                        -----------  ------------
                                                                                        -----------  ------------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                           THREE MONTHS ENDED        SIX MONTHS
                                                                                                       ENDED
                                                                                JUNE 30               JUNE 30
                                                                          --------------------  --------------------
                                                                            1998       1997       1998       1997
                                                                          ---------  ---------  ---------  ---------
Net revenues............................................................  $      57  $     472  $     227  $   1,495
Cost of revenues........................................................         14        150         54        470
                                                                          ---------  ---------  ---------  ---------
  Gross profit..........................................................         43        322        173      1,025
                                                                          ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing...................................................        429        782      1,183      2,241
  Research and development..............................................        353        616        805      1,347
  General and administrative............................................        119        241        311        479
                                                                          ---------  ---------  ---------  ---------
                                                                                901      1,639      2,299      4,067
                                                                          ---------  ---------  ---------  ---------
Loss from operations....................................................       (858)    (1,317)    (2,126)    (3,042)
Interest (expense) income, net..........................................         17        (21)        43       (817)
Other income............................................................     --            771     --            771
                                                                          ---------  ---------  ---------  ---------
Net loss................................................................  $    (841) $    (567) $  (2,083) $  (3,088)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Net loss per share......................................................  $   (0.09) $   (0.21) $   (0.24) $   (1.20)
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Shares used in per share calculations...................................      8,516      2,652      8,516      2,571
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Cash flows from operating activities:
Net loss.....................................................................................  $  (2,083) $  (3,088)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................................        118        342
    Amortization of discounted conversion feature of notes payable...........................     --            537
  Gain on DeltaGraph disposition.............................................................     --           (771)
  Change in assets and liabilities:
    Accounts receivable......................................................................         45      1,092
    Inventories..............................................................................         (6)        16
    Prepaid expenses and other current assets................................................        183       (129)
    Accounts payable.........................................................................       (489)        67
    Accrued liabilities......................................................................       (494)      (223)
    Reserve for returns......................................................................        (49)      (546)
    Deposits and other assets................................................................         54          4
                                                                                               ---------  ---------
      Net cash used in operating activities..................................................     (2,721)    (2,699)
                                                                                               ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment......................................................        (23)       (24)
  DeltaGraph disposition.....................................................................     --            771
                                                                                               ---------  ---------
      Net cash used in investing activities..................................................        (23)       747
                                                                                               ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net................................................         34         21
  Repayment of notes payable.................................................................       (350)    --
                                                                                               ---------  ---------
      Net cash provided by financing activities..............................................       (316)        21
                                                                                               ---------  ---------
Decrease in cash and cash equivalents........................................................     (3,060)    (1,931)
Cash and cash equivalents at beginning of period.............................................      3,856      3,142
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $     796  $   1,211
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The accompanying notes are an integral part of these condensed financial statements.

                            SITE TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

    Founded in 1989, Site Technologies, Inc., formerly DeltaPoint, Inc. (the "Company"), has headquarters in Scotts Valley, California. Site Technologies, Inc. develops and markets Web site development, management and maintenance software solutions for Web-based business environments. The Company provides modular, extensible client and server Web site management tools through a multi-tier family of software products that scale from small business to enterprise departmental solutions.

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

NOTE 2--NET LOSS PER SHARE:

    Basic net loss per share is computed using the weighted-average number of shares of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is antidilutive, as was the case for the three-month periods and six-month periods ended June 30, 1998 and 1997.

NOTE 3--REVENUE RECOGNITION:

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first and second quarter of 1998.

NOTE 4--COMPREHENSIVE INCOME:

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive losses for the three-month periods ended June 30, 1998 and 1997 were identical to the net losses reported in the Condensed Consolidated Statement of Operations.

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

OVERVIEW

    CORPORATE EVENTS. The Company was incorporated on February 1, 1989 to design, develop and market visualization software products for personal computers. The Company commenced shipments of its initial product, DeltaGraph, at the end of 1989. The Company conducted its initial public offering in December 1995 and completed a follow-on offering in October 1997. Commencing with its acquisition of the technology required to develop WebAnimator (a multimedia authoring tool for the Web) in November 1995, the Company's strategy has been to realize a significant and growing percentage of its revenues from the sale of Internet software products. Towards that end, the Company acquired technology to develop QuickSite (a Web site creation and management tool) in December 1995 (released version 1.0 in February 1996) and introduced WebTools in March 1996, WebAnimator in July 1996, QuickSite Developer's Edition in September 1996 and QuickSite 2.5 in May 1997. In July 1997 the Company acquired technology to develop SiteSweeper 2.0 which was released in September 1997 and in November 1997 the Company acquired technology to develop SiteMaster 4.0 which was released in March 1998. In March 1998, the Company also released QuickSite 3.0 and in May 1998 the Company released the enterprise edition of the SiteSweeper product. In light of its diminishing cash balances (due primarily to limited revenues from its newly introduced products), in May and June 1998 the Company significantly rationalized its workforce, reducing its head count from 33 to 11, and significantly reduced its expenses in the areas of sales and marketing. In June 1998, the Company also hired a financial advisory firm, Alliant Partners, to aid it in evaluating strategic options, with the primary focus being the identification of a strategic partner for the Company. At its June 19, 1998 annual shareholders meeting, the Company's shareholders elected six directors, of whom four have since resigned to pursue other activities. These actions significantly increase the Company's reliance on the remaining directors (Messrs. Jeffrey Ait and Terry Millard), particularly Mr. Ait who is also the Company's Chief Executive Officer and Chief Financial Officer. The Company is currently evaluating the addition of other directors, if necessary, and with the assistance of Alliant is actively seeking to identify a successful strategic partner (of which there can be no assurance).

    DELTAGRAPH DISPOSITION. On June 27, 1997, as part of the Company's continuing strategy to focus its development, sales and marketing efforts on Internet software products, the Company consummated the "DeltaGraph Disposition" pursuant to which the Company sold assets related to its DeltaGraph software product for $910,000 in cash to SPSS Inc. ("SPSS"). The DeltaGraph product line consisted of an advanced multi-platform charting and graphics software product for desktop applications. The effective date for the disposition was May 1, 1997. As part of the DeltaGraph Disposition, DeltaPoint agreed to assist in the transition of DeltaGraph to SPSS through July 31, 1997. In return, SPSS agreed to make an additional $400,000 cash payment to DeltaPoint on August 10, 1997. See Note 4 to the Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended December 31, 1997.

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

    REVENUES. The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipment of the master copy of software, which allows the customer to license a specified number of copies of the Company's software. In addition, the Company recently introduced products targeted at the small to medium size businesses ("SMBs") and corporate department user markets for scalable Web site development and management solutions. In connection with the introduction of these products, the Company plans to significantly increase its use of non-retail distribution channels including value added resellers ("VARs"), original equipment manufacturers ("OEMs") and Internet Service Providers ("ISPs").

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

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended June 30, 1998.

    IMPACT OF DELTAGRAPH DISPOSITION AND THE SITE TECH ACQUISITION. As a result of the DeltaGraph Disposition and the Site Tech Acquisition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability will be entirely dependent on the success of its Internet software products. Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition and the Site Tech Acquisition are the Company's net revenues, operating losses and gross profit for the year ended December 31, 1997. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses. To the extent the Company is able to secure a strategic partnership, the Company plans to continue its investment in developing new and updated versions of its Internet software products.

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

    HISTORIC AND ANTICIPATED LOSSES. The Company incurred net losses of $8,159,000 for the year ended December 31, 1997 and $2,083,000 for the six months ended June 30, 1998, and had an accumulated deficit of $23,918,000 as of June 30, 1998. In light of the Company's current cash and personnel constraints, unless the Company is able to secure a strategic partner, it currently expects to incur operating losses indefinitely. The Company's future operating results will depend on many factors, including strategic partnerships, the successful development, introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the SMB and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including VARs, OEMs and ISPs; the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to secure a strategic partner or introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.

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

    CRITICAL NEED FOR CAPITAL; GOING CONCERN ASSUMPTION. Due to the Company's accumulated losses, the report of the Company's independent accountants, Price Waterhouse LLP, with respect to the Company's consolidated financial statements for 1997 and 1996 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

    As of June 30, 1998 the Company's cash and cash equivalents totaled approximately $796,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its reduced level of operations only through approximately December 1998. The Company has recently retained a financial advisory service to assist in exploring the Company's strategic options. There is no assurance that any strategic option will be available to the Company on acceptable terms, or at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

    NET REVENUES. Net revenues for the three-month period ended June 30, 1998 decreased by 87% to $57,000 from $472,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the Company's reduction in operating expenses which significantly reduced the Company's ability to market its newly released products and the June 1997 disposition of the DeltaGraph product line which accounted for $51,000 in revenue for the second quarter ended June 30, 1997 for which no corresponding revenue was earned in the second quarter ended June 30, 1998. For the three-month period ended June 30, 1998, international revenue decreased to 0% of net revenues compared to 3.2% for the period ended June 30, 1997. The decrease in international revenues was attributable to the sale of the DeltaGraph product line as the Company's Japanese and major international distributor principally sold DeltaGraph products. The company expects international revenue to remain flat unless the Company establishes other international distribution channels. The Company's domestic and international sales have been principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

    GROSS PROFIT. Cost of revenues consists of direct materials, labor, overhead, freight, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. Gross profit for the three-month period ended June 30, 1998 increased as a percentage of net revenues to 75% from 68% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products.

    SALES AND MARKETING. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended June 30, 1998 decreased in absolute dollars to $429,000 or 752% of net revenues compared to $782,000 or 166% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's continued effort to reduce its expenses. Sales and marketing expenses may increase in absolute dollars in future periods to support further development of the Company's new products and updated versions of the Company's existing products, if the Company is successful in obtaining a strategic relationship.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended June 30, 1998 decreased in absolute dollars to $353,000 or 619% of net revenues compared to $616,000 or 131% of revenues for the corresponding period in the prior year. The decrease in research and development expenses, in absolute dollars, was primarily due to decrease in staffing and outside consultants.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended June 30, 1998 decreased in absolute dollars to $119,000 or 208% of net revenues compared to $241,000 or 51% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses, in absolute dollars, was primarily attributable to a decrease in staffing. General and administrative expenses may increase in absolute dollars in future periods to the extent that the Company may expand its operations.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes interest payable on the Company's convertible promissory notes payable (converted to common stock during 1997), amortization of the discounted conversion feature and deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest income (expense) increased by $38,000 to $17,000 during the second quarter of fiscal 1998 from $(21,000) during the comparable 1997 period. This increase was primarily attributable to interest earned on the Company's cash and cash equivalent balances.

    OTHER INCOME. Other income for the three months ended June 30, 1997 consists entirely of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the three month periods ended June 30 1998 and 1997 due to net operating losses and the availability of net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    NET REVENUES. Net revenues for the six month period ended June 30, 1998 decreased by 84% to $227,000 from $1,495,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the June 1997 disposition of the DeltaGraph product line which accounted for $659,000 in revenue for the second quarter ended June 30, 1997 for which no corresponding revenue was earned in the six months ended June 30, 1998 and the Company's reduction in operating expenses which significantly reduced the Company's ability to market its newly released products. For the six-month period ended June 30, 1998, international revenue decreased to 0% of net revenues compared to 26.8% for the period ended June 30, 1997. The decrease in international revenues was attributable to the sale of the DeltaGraph product line as the Company's Japanese and major international distributor principally sold DeltaGraph products. The Company expects international revenue to remain flat unless the Company establishes other international distribution channels.

    GROSS PROFIT. Gross profit for the six-month period ended June 30, 1998 increased as a percentage of net revenues to 76% from 67% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products.

    SALES AND MARKETING. Sales and marketing expenses for the six month period ended June 30, 1998 decreased in absolute dollars to $1,183,000 or 521% of net revenues compared to $2,241,000 or 150% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's continued effort to reduce its expenses. Sales and marketing expenses may increase in absolute dollars in future periods to support further development of the Company's new products and updated versions of the Company's existing products, if the Company is successful in obtaining a strategic relationship.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the six month period ended June 30, 1998 decreased in absolute dollars to $805,000 or 354% of net revenues compared to $1,347,000 or 90% of revenues for the corresponding period in the prior year. The decrease in research and development expenses, in absolute dollars, was primarily due to decrease in staffing and outside consultants.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six month period ended June 30, 1998 decreased in absolute dollars to $311,000 or 137% of net revenues compared to $479,000 or

32% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses, in absolute dollars, was primarily attributable to a decrease in staffing. General and administrative expenses may increase in absolute dollars in future periods to the extent that the Company may expand its operations.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes interest payable on the Company's convertible promissory notes payable (converted to common stock during 1997), amortization of the discounted conversion feature and deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest income (expense) during the first six months of 1998 increased to $43,000 from $(817,000) during the first six months of 1997. This increase was primarily attributable to the recognition of the discounted conversion feature of the Convertible Notes and the related deferred debt issuance costs which totaled $(799,000) in the six months ended June 30, 1997.

    OTHER INCOME. Other income for the six months ended June 30, 1997 consists entirely of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997.

    PROVISION FOR INCOME TAXES. There was no provision for taxes during the six month periods ended June 30 1998 and 1997 due to net operating losses and the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had working capital of $194,000 and shareholders' equity of $718,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and the sale of the DeltaGraph product line. Since inception, the Company has received approximately $23 million in proceeds from private sales of preferred stock, convertible debt and from the Company's two public offerings of common stock.

    The Company used net cash in operations of $2,721,000 in the six month period ended June 30, 1998 and $2,699,000 for the corresponding period of the prior year. Net cash used in 1998 consisted primarily of a net loss of $2,083,000. Net cash used in 1997 consisted primarily of a net loss of $3,088,000 offset by other working capital changes.

    Net cash used in financing activities totaled $316,000 in the six month period ended June 30, 1998 primarily resulting from the repayment of notes payable totaling $350,000 resulting from the Inlet Technology Acquisition. Net cash from financing activities in 1997 consisted primarily of $21,000 in net proceeds for a stock option exercise.

    The Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the six month period ended June 30, 1998 the Company's capital expenditures totaled approximately $23,000.

    At June 30, 1998 the Company's cash and cash equivalents was $796,000. See "Factors That May Affect Future Results--Recent Losses and Expected Losses; Accumulated Deficit;--Going Concern Assumption, Future Capital Needs; No Assurance of Future Financing; and "--Dependence on Limited Number of Key
Personnel: Personnel Limitations: Ability to Manage Growth" To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future and to continue to reduce operating expenses. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty.

***FACTORS THAT MAY AFFECT FUTURE RESULTS

    RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT; GOING CONCERN ASSUMPTIONS;
     FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING

    The Company incurred a net loss of $2,083,000 for the six months ended June 30, 1998 and had an accumulated deficit of $23,918,000 as of June 30, 1998. In light of the Company's current cash and personnel constraints, unless the Company is able to secure a strategic partner, it currently expects to incur operating losses indefinitely. There can be no assurance that the Company will not incur significant additional losses, will successfully identify a strategic partner, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. Although the Company has taken measures to reduce its operating expenses and to identify a strategic partner, to the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company obtain additional sources of financing in the future (including through possible asset sales) or to continue to further reduce operating expenses. There can be no assurance that additional financing can be obtained on acceptable terms or at all.

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

    At June 30, 1998 the Company's cash and cash equivalents totaled approximately $800,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its reduced level of operations only through December 1998. The Company has recently retained a financial advisory service to assist in exploring the Company's strategic options, particularly identifying a strategic partner. There can be no assurance that any strategic option will be available to the Company on acceptable terms, or at all. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and the progress of the Company's ability to locate a strategic partner, none of which can be predicted with certainty. The Company has experienced in the past, and expects to continue to experience, operational difficulties and delays in product development and marketing activities due to working capital constraints. Any such difficulties or delays could have a materially adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON LIMITED NUMBER OF KEY PERSONNEL AND DIRECTORS; PERSONNEL
     LIMITATIONS; ABILITY TO MANAGE GROWTH

    The Company's success depends substantially upon the contributions of several key personnel. In June and July of 1998, four of the six directors elected at the Company's annual shareholders meeting resigned. These actions significantly increase the Company's reliance on the remaining directors (Messrs. Jeffrey Ait and Terry Millard), particularly Mr. Ait who is also the Company's Chief Executive Officer and Chief Financial Officer. The failure to attract and retain key personnel and directors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently evaluating the addition of other directors, if necessary.

    As a result of its cash constraints during most of 1997 and continuing through June 30, 1998, and in connection with its focus on Internet software products and its reduced level of operations, the Company has previously rationalized its workforce, including administrative and engineering resources. Recently, the Company took several steps in order to conserve its cash balances. In order to conserve its cash balances, in May 1998, the Company rationalized its workforce significantly by reducing its headcount from 33 to 11. The Company's previous and recent workforce rationalization has challenged, and will continue to challenge, the Company's management and operations, including its sales and marketing, customer support, research and development and finance and administrative operations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address target markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Distribution Risks; Substantial Reseller Customer Concentration" and "Rapid Technological Change; Risk of Product Delays; Risk of Product Defects." The Company's future performance will depend in part on its ability to manage growth, should it occur, both in its domestic and international operations and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from such growth. The company intends to continue to improve its financial systems and controls in conjunction with anticipated increases in the level of its operations. The Company anticipates that it may need to add additional personnel beyond its present needs and expand and upgrade its financial systems to manage any future growth. The failure of the Company's management to respond to and manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

    DEPENDENCE ON INTERNET SOFTWARE PRODUCTS AND RELATED STRATEGY; DEPENDENCE ON
     CONTINUED EMERGENCE OF INTERNET SOFTWARE MARKET.

    Prior to 1996, the Company derived substantially all of its product revenues from licenses of DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997; SiteSweeper 2.0, its quality control product for the Web professional; QuickSite 3.0, its updated version of QuickSite 2.5, introduced in March 1998; SiteMaster 4.0 its client/server, multi-authoring, dynamic site development and management product and SiteSweeper 2.0 Enterprise Edition, its enterprise edition of its quality control product for the Web professional was released in May 1998. The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these markets. There can be no assurance that the Company's strategy of targeting SMB and enterprise department user markets will be successful and that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential products will achieve significant market acceptance. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "--Risks Associated with Site Tech Acquisition and Inlet Technology Acquisition; General Acquisition Risks" and "--Distribution Risk; Substantial Reseller Customer Concentration."

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

    RISKS ASSOCIATED WITH PRODUCT RETURNS; PRICE PROTECTION

    Consistent with industry practice, the Company allows distributors, retailers and end users to return products for credits towards the purchase of additional products. In addition, the Company's promotional activities, including free trial and satisfaction guaranteed offers and competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the Company expects that the rate of product returns could increase to the extent that the Company introduces new versions of its existing products. For example, product returns may increase above historical levels as a result of new product introductions. In addition, if the Company reduces its prices, the Company credits its distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products. Although the Company provides allowances for anticipated returns and price protection obligations, and believes its existing policies have resulted in the establishment of allowances that are adequate and have been adequate in the past, there can be no assurance that such product returns and price protection obligations will not exceed such allowances in the future and as a result will not have a material adverse effect on future operating results, particularly since the Company seeks to introduce new and enhanced products and is likely to face increasing price competition. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

    QUARTERLY FLUCTUATIONS IN PERFORMANCE

    The Company's results of operations have historically varied substantially from quarter to quarter and the Company expects they will continue to do so. In the past, the Company's operating results have varied significantly as a result of a number of factors, including the size and timing of customer orders or license agreements, product mix, the revenues derived from product sales and license fees, the existence and terms of royalty and packaging arrangements, seasonality, the timing of the introduction and customer acceptance of new products or product enhancements by the Company's competitors, new product or version releases by the Company, changes in pricing policies by the Company or its competitors, marketing and promotional expenditures, research and development expenditures and changes in general economic conditions. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of each quarter, with these revenues frequently concentrated in the last week or weeks of the quarter.

    The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. For example, if the Company obtains additional financing or finds a strategic partner, the Company intends to continue to make significant expenditures to enhance its sales and marketing activities and to continue to make significant expenditures for research and development activities. As such expenditures occur, the Company may be unable to reduce such expenditures quickly if revenue is less than expected. The Company generally does not operate with a significant order backlog and a substantial portion of its revenue in any quarter is derived from orders booked in that quarter, which are difficult to forecast and which are typically concentrated at the end of the quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, to the extent that the Company succeeds in its strategy to target the SMB and corporate department user markets, among other things, the Company's results of operations and financial condition may be subject to greater or different fluctuations as a result of potentially larger individual product sales, seasonality, a longer sales cycle and longer payment terms. There can be no assurance the Company will be profitable on a quarter to quarter or any other basis in the future.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    The Company's revenues from international operations accounted for approximately 11%, 8% and 0% of the Company's net revenues in 1996, 1997 and the six month period ended June 30, 1998, respectively, all of which were derived from sales in Japan to Nippon Polaroid Kabushiki Kaisha, the Company's Japanese distributor. In light of the DeltaGraph Disposition, the Company expects that international Internet revenues will remain flat unless other international distribution channels can be established. In the longer term, the Company may take measures, including the hiring of additional sales and marketing persons, to reestablish its level of international sales. In light of, among other things, the Company's need to redevelop international sales capabilities and to timely introduce and gain broader market acceptance for its existing and planned Internet software products, there can be no assurance that the Company will be successful in such efforts. International revenues are subject to a number of risks, including greater difficulties in accounts receivable collection, longer payment cycles, exposure to currency fluctuations, political and economic instability and the burden of complying with a wide variety of foreign laws and regulatory requirements. The Company also believes that it is exposed to greater levels of software piracy in international markets because of the weaker protection afforded to intellectual property in some foreign jurisdictions.

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

    The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and is currently traded on the Pacific Exchange (formerly the Pacific Stock Exchange) and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. The shares of Common Stock are currently quoted on the Pacific Exchange. The Company has been notified by the Pacific Exchange that it may take action to delist the shares of Common Stock as a result of, among other things, the Company's failure to maintain a minimal level stock price. As a result of the foregoing, it is more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market and the applicability of such "penny stock" rules could adversely affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. While the Company intends to apply for relisting on the Nasdaq SmallCap Market should it ever satisfy the conditions of listing and intends to take actions to prevent delisting from the Pacific Exchange, there can be no assurance that relisting will occur or that delisting will not occur in the future. Even if the Company achieves relisting for the Common Stock on the Nasdaq SmallCap Market, the liquidity of the Common Stock will remain limited as the Nasdaq SmallCap Market and the Pacific Exchange are a significantly less liquid markets then the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market (if relisted) and the Pacific Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market and the Pacific Exchange.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Shareholders on June 19, 1998, the following individuals were elected to the Board of Directors:

                                                              VOTES FOR      VOTES WITHHELD
                                                             ------------  -------------------
Jeffrey F. Ait.............................................    7,569,326          133,684
Stephen Mendel.............................................    7,569,326          133,684
Terry Millard..............................................    7,569,326          133,684
Steven Fingerhood..........................................    7,569,326          133,684
Allan Kaplan...............................................    7,569,326          133,684
Steven Farber..............................................    7,569,326          133,684

    The following proposal was approved at the Company's Annual Meeting:

                                                                 AFFIRMATIVE  NEGATIVE       VOTES        BROKER
                                                                   VOTES        VOTES      WITHHELD      NON-VOTES
                                                                 ----------  -----------  -----------  -------------
       1.  Ratify the appointment of Price
             Waterhouse LLP as independent
             Auditors for the fiscal year ended December 31,
             1998..............................................   7,644,325      50,150        8,535        --

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

Date: August 13, 1998