Form 10QSB
period 1998-09-30
SITE TECHNOLOGIES INC
filed 1998-11-09
CIK 1003754

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1998: 8,516,380

  Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                ---    ---

                             SITE TECHNOLOGIES, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----
Part 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1998 (unaudited) and December 31, 1997                   3

                  Condensed Consolidated Statements of Operations (unaudited)
                  Three months and nine months ended September 30, 1998 and 1997         4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                  Nine months ended September 30, 1998 and 1997                          5

                  Notes to Condensed Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Plan of Operations                                                 7

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     20

         Item 6.  Exhibits and Reports on Form 8-K                                      20

Signature                                                                               21


PART I.  FINANCIAL INFORMATION
ITEM I.           CONSOLIDATED FINANCIAL STATEMENTS

                             SITE TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                SEPT. 30,   DECEMBER 31,
                                                                  1998         1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                    ASSETS

Current assets:
  Cash and cash equivalents...............................      $   365       $ 3,856
  Accounts receivable, net of allowance for doubtful
      accounts of $176 and $176...........................           47            96
  Inventories ............................................           39            34
  Prepaid expenses and other current assets...............           70           259
                                                                -------       -------
          Total current assets............................          521         4,245
Property and equipment, net...............................          195           309
Purchased software, net ..................................          215           262
Deposits and other assets.................................           47           100
                                                                -------       -------
                                                                $   978       $ 4,916
                                                                =======       =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................      $   249       $   788
  Accrued liabilities.....................................          424           958
  Reserve for returns.....................................            3            55
  Notes payable  .........................................           --           350
                                                                -------       -------
          Total current liabilities.......................          676         2,151

Commitments and contingencies

Shareholders' equity :
  Preferred Stock, no par value, 4,000,000 shares
       authorized, none issued or outstanding.............           --            --
  Common stock, no par value, 25,000,000 shares
      authorized 8,516,380 and 8,491,380 shares were
      issued and outstanding .............................       24,636        24,602
  Accumulated deficit.....................................      (24,334)      (21,837)
                                                                -------       -------
          Total shareholders' equity .....................          302         2,765
                                                                -------       -------
                                                                $   978       $ 4,916
                                                                =======       =======


         The accompanying notes are an integral part of these condensed financial statements.

                             SITE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30                SEPTEMBER 30
                                 ------------------------   ---------------------------
                                    1998         1997          1998            1997
                                 -----------  -----------   ------------    -----------
Net revenues...................  $    42      $   182       $   270         $  1,677
Cost of revenues...............        4           84            59              553
                                 -----------  -----------   ------------    -----------
  Gross profit.................       38           98           211            1,124
                                 -----------  -----------   ------------    -----------
Operating expenses:
  Sales and marketing..........      166          684         1,349            2,926
  Research and development.....      264        1,245         1,069            2,592
  General and administrative...      107          181           416              660
                                 -----------  -----------   ------------    -----------
                                     537        2,110         2,834            6,178
                                 -----------  -----------   ------------    -----------
Loss from operations...........     (500)      (2,012)       (2,623)          (5,054)
Interest income (expense), net.        3            1            46            ( 816)
Other income...................       80          400            80            1,171
                                 -----------  -----------   ------------    -----------
Net loss ......................  $  (417)     $(1,611)      $(2,497)        $ (4,699)
                                 ===========  ===========   ============    ===========
Net loss per share ............  $ (0.04)     $ (0.46)      $ (0.29)        $  (1.58)
                                 ===========  ===========   ============    ===========
Shares used in per share
calculations...................    8,516        3,489         8,516            2,966
                                 ===========  ===========   ============    ===========







         The accompanying notes are an integral part of these condensed financial statements.

                             SITE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           -----------------------
                                                              1998         1997
                                                           ----------    ---------
Cash flows from operating activities:

Net loss.................................................  $ (2,497)     $(4,699)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization.......................       185          422
     In process research and development.................        --          500
     Amortization of discounted conversion feature of
       notes payable.....................................        --          537
   Gain on V-Search disposition/ DeltaGraph disposition..       (80)      (1,771)
   Change in assets and liabilities:
       Accounts receivable...............................        49        1,547
       Inventories.......................................        (5)         (13)
       Prepaid expenses and other current assets.........       189          (81)
       Accounts payable..................................      (539)         159
       Accrued liabilities...............................      (534)        (591)
       Reserve for returns...............................       (52)        (676)
       Deposits and other assets.........................        53          (67)
                                                           ----------    ---------
          Net cash used in operating activities..........    (3,231)      (4,133)
                                                           ----------    ---------
Cash flows from investing activities:
   Acquisition of property and equipment.................       (24)         (80)
   V-Search disposition /DeltaGraph disposition..........        80        1,171
   Site Tech Acquisition (net of cash acquired)..........        --          (24)
                                                           ----------    ---------
          Net cash used in investing activities..........        56        1,067
                                                           ----------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net............        34           22
  Dividend payable.......................................        --          (13)
  Repayment of notes payable.............................      (350)          --
                                                           ----------    ---------
          Net cash provided by financing activities......      (316)           9
                                                           ----------    ---------
 Decrease in cash and cash equivalents...................    (3,491)      (3,057)

 Cash and cash equivalents at beginning of period........     3,856        3,142
                                                           ----------    ---------
 Cash and cash equivalents at end of period..............  $    365      $    85
                                                           ==========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SITE TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION:

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

     NOTE 2 -- NET LOSS PER SHARE:

     Basic net loss per share is computed using the weighted-average number of shares of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is antidilutive, as was the case for the three-month periods and nine-month periods ended September 30, 1998 and 1997.

     NOTE 3 -- REVENUE RECOGNITION:

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2, which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first, second and third quarters of 1998.

     NOTE 4 -- COMPREHENSIVE INCOME:

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive losses for the three-month periods ended September 30, 1998 and 1997 were identical to the net losses reported in the Condensed Consolidated Statement of Operations.

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

     In light of its diminishing cash balances (due primarily to limited revenues from its newly introduced products), in May and June 1998 the Company significantly rationalized its workforce, reducing its head count from 33 to 11, and significantly reduced its expenses and operations in the areas of sales and marketing. In June 1998, the Company also hired a financial advisory firm, Alliant Partners, to aid it in evaluating strategic options. At its June 19, 1998 annual shareholders meeting, the Company's shareholders elected six directors, of whom four have since resigned. These actions significantly increase the Company's reliance on the remaining directors (Messrs. Jeffrey Ait and Terry Millard), particularly Mr. Ait who is also the Company's Chief Executive Officer and Chief Financial Officer. In order to converse its limited remaining cash balances, the Company has sharply curtailed operational activities since June 1998 by, among other things, further reducing non-technology headcount (eliminating sales and marketing personnel) and limiting related marketing expenditures. In addition, the remaining directors have continued to focus on evaluating strategic options for the Company, including a sale of the Company to a third party or a sale of the Company's assets. There can be no assurance that the Company can successfully identify an acceptable strategic option or that such strategic option, once identified, will be consummated on a timely basis or at all.

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

     V-Search Disposition. On September 30, 1998, the Company consummated the sale of its V-Search technology and related patents. This was technology that the Company acquired in the Site Tech Acquisition. The Company sold the assets relating to V-Search in cash to Daniel Edgar. The Company received a cash payment of $100,000.

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

     Revenues. The Company's revenues consist of license revenues from sales of software products to distributors, resellers and end users. In addition, the Company derives license revenues from royalty agreements with certain customers. Under these agreements, the Company typically receives a large percentage of the aggregate revenues in the form of a nonrefundable royalty paid upon shipment of the master copy of software, which allows the customer to license a specified number of copies of the Company's software. In addition, the Company recently introduced products targeted at the small to medium size businesses ("SMBs") and corporate department user markets for scalable Web site development and management solutions. In connection with the introduction of these products, the Company increased its use of non-retail distribution channels including value added resellers ("VARs"), original equipment manufacturers ("OEMs") and Internet Service Providers ("ISPs").

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended September 30, 1998.

     Impact of DeltaGraph Disposition and the Site Tech Acquisition. As a result of the DeltaGraph Disposition and the Site Tech Acquisition, the Company's future operating results will not be comparable to its historical operating results and should not be relied upon as an indication of future operating results. Moreover, the Company's future profitability, if any, will be entirely dependent on the success of its Internet software products (the success of which is limited by the Company's current cash situation). Set forth below on an actual and pro forma basis giving effect to the DeltaGraph Disposition and the Site Tech Acquisition are the Company's net revenues, operating losses and gross profit for the year ended December 31, 1997. The sale of DeltaGraph is not expected to result in a significant reduction in operating expenses. To the extent the Company is able to secure a strategic partnership, the Company plans to continue its investment in developing new and updated versions of its Internet software products.

                                   For the Year Ended
                                    December 31, 1997
                             ---------------------------------
                               Actual            Pro Forma
                             -----------       ---------------
Net Revenues                  $ 1,827            $ 1,197
Loss from Operations           (8,551)           $(9,819)
Gross Profit Percentage          57.0%              50.0%

     Historic and Anticipated Losses. The Company incurred net losses of $8,159,000 for the year ended December 31, 1997 and $2,497,000 for the nine months ended September 30, 1998, and had an accumulated deficit of $24,334,000 as of September 30, 1998. In light of the Company's current cash and personnel constraints, unless the Company is able to secure a strategic partner, it currently expects to incur operating losses indefinitely. The Company's future operating results will depend on many factors, including strategic partnerships, the successful development, introduction and commercial acceptance of the Company's Internet software products (including Internet software products targeted by the Company at the SMB and corporate department user markets); continued emergence of the evolving Internet software product market; the Company's success in expanding its use of non-retail distribution channels for SMB and corporate department user Internet software solutions including VARs, OEMs and ISPs; the mix of revenues derived from product sales and royalty fees and the level of product and price competition. In particular, there can be no assurance that the Company will be successful in its efforts to secure a strategic partner or introduce additional products targeted at the SMB or the corporate department user market or to expand its distribution channels in order to service these markets.


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

     Critical Need for Capital; Going Concern Assumption. Due to the Company's accumulated losses, the report of the Company's independent accountants, PricewaterhouseCoopers LLP, with respect to the Company's consolidated financial statements for 1997 and 1996 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

     As of September 30, 1998 the Company's cash and cash equivalents totaled approximately $365,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its reduced level of operations only through approximately December 1998. The Company has recently retained a financial advisory service to assist in exploring the Company's strategic options. There is no assurance that any strategic option will be available to the Company on acceptable terms, or at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Revenues. Net revenues for the three-month period ended September 30, 1998 decreased by 77% to $42,000 from $182,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the Company's reduction in operating expenses, which together with the related reduction in headcount, significantly reduced the Company's ability to market its newly released products. For the three-month period ended September 30, 1998 and 1997, there were no international revenues. The Company's domestic and international sales have been principally denominated in United States dollars. Movements in currency exchange rates did not have a material impact on the total revenue in the periods presented. However, there can be no assurance that future movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

     Gross Profit. Cost of revenues consists of direct materials, labor, overhead, freight, post customer support, royalties and contract manufacturing costs associated with the manufacturing of the Company's products. Gross profit for the three-month period ended September 30, 1998 increased as a percentage of net revenues to 90% from 54% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products.

     Sales and Marketing. Sales and marketing expenses include sales commissions, compensation of sales and marketing personnel and cost of promotional activities. Sales and marketing expenses for the three month period ended September 30, 1998 decreased, in absolute dollars, to $166,000 or 395% of net revenues compared to $684,000 or 376% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses was primarily due to the Company's continued effort to reduce its expenses including through headcount reductions.

     Research and Development. Research and development expenses for the three month period ended September 30, 1998 decreased to $264,000 or 628% of net revenues compared to $1,245,000 or 684% of revenues for the corresponding period in the prior year. The decrease in research and development expenses was primarily due to a $500,000 write-off for the portion of the Site Tech Acquisition technology determined to be in-process research and development and a $89,000 severance charge relating to the departure of one of the Company's founders during the period ended September 30, 1997. In addition, there was a decrease in staffing and outside consultants due to the Company's continued effort to reduce its expenses.

     General and Administrative. General and administrative expenses for the three month period ended September 30, 1998 decreased in absolute dollars to $107,000 or 254% of net revenues compared to $181,000 or 99% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses, in absolute dollars, was primarily attributable to a decrease in staffing.

     Interest income, net. Interest income, net includes interest payable on the Company's convertible promissory notes payable (converted to common stock during 1997), amortization of the discounted conversion feature and deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest income increased by $2,000 to $3,000 during the third quarter of fiscal 1998 from $1,000 during the comparable 1997 period. This increase was primarily attributable to interest earned on the Company's cash and cash equivalent balances.

     Other income. Other income for the three months ended September 30, 1998 consists entirely of the one-time gain resulting from the disposition of the Company's V-Search technology and patent. The other income for the three months ended September 30, 1997 consists entirely of the one-time gain resulting from the management fee relating to the DeltaGraph Disposition consummated on June 27, 1997.

     Provision for Income Taxes. There was no provision for taxes during the three-month periods ended September 30 1998 and 1997 due to net operating losses and the availability of net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Revenues. Net revenues for the nine-month period ended September 30, 1998 decreased by 84% to $270,000 from $1,677,000 for the corresponding period in the prior year. The decrease in revenue was primarily attributable to the June 1997 disposition of the DeltaGraph product line which accounted for $659,000 in revenue for the nine months ended September 30, 1997 for which no corresponding revenue was earned in the nine months ended September 30, 1998 and the Company's reduction in operating expenses which significantly reduced the Company's ability to market its newly released products. For the nine-month period ended September 30, 1998, international revenue decreased to 0% of net revenues compared to 23.7% for the period ended September 30, 1997. The decrease in international revenues was attributable to the sale of the DeltaGraph product line as the Company's Japanese and major international distributor principally sold DeltaGraph products. The Company expects limited international revenue.

     Gross Profit. Gross profit for the nine-month period ended September 30, 1998 increased as a percentage of net revenues to 78% from 67% for the corresponding period in the prior fiscal year. The Company's gross profit has varied quarter to quarter as a result of a number of factors including changes in customer and product mix, inventory write-offs due to new product releases and third party royalty obligations for the Company's Internet products.

     Sales and Marketing. Sales and marketing expenses for the nine month period ended September 30, 1998 decreased in absolute dollars to $1,349,000 or 499% of net revenues compared to $2,926,000 or 174% of revenues for the corresponding period in the prior year. The decrease in sales and marketing expenses, in absolute dollars, was primarily due to the Company's continued effort to reduce its expenses.

     Research and Development. Research and development expenses for the nine month period ended September 30, 1998 decreased in absolute dollars to $1,069,000 or 395% of net revenues compared to $2,592,000 or 155% of revenues for the corresponding period in the prior year. The decrease in research and development expenses, in absolute dollars, was primarily due to decrease in staffing and outside consultants. In addition, there was a $500,000 write-off for the portion of the Site Tech Acquisition technology determined to be in-process research and development and a $89,000 severance charge relating to the departure of one of the Company's founders during the nine month period ending September 30, 1997.

     General and Administrative. General and administrative expenses for the nine month period ended September 30, 1998 decreased in absolute dollars to $416,000 or 154% of net revenues compared to $660,000 or 39% of revenues for the corresponding period in the prior year. The decrease in general and administrative expenses, in absolute dollars, was primarily attributable to a decrease in staffing. General and administrative expenses may increase in absolute dollars in future periods to the extent that the Company may expand its operations.

     Interest income (expense), net. Interest income (expense), net includes interest payable on the Company's convertible promissory notes payable (converted to common stock during 1997), amortization of the discounted conversion feature and deferred costs incurred in connection with the issuance of such notes payable, offset by interest income earned on cash and cash equivalents. Interest income (expense) during the first nine months of 1998 increased to $46,000 from $(852,000) during the first nine months of 1997. This increase was primarily attributable to the recognition of the discounted conversion feature of the Convertible Notes and the related deferred debt issuance costs which totaled $(799,000) in the nine months ended September 30, 1997.

     Other income. Other income for the nine months ended September 30, 1998 consists entirely of the one-time gain resulting from the sale of the Company's V-Search technology and patent. The other income for the nine months ended September 30, 1997 consists entirely of the one-time gain resulting from the DeltaGraph Disposition consummated on June 27, 1997 and the related management fee.

     Provision for Income Taxes. There was no provision for taxes during the nine-month period ended September 30 1998 and 1997 due to net operating losses and the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had a working capital deficit of $155,000 and shareholders' equity of $302,000. The Company has financed its operations primarily through private and public sales of equity securities, borrowings under a term loan (no longer in place), the private sale of debt securities and the sale of the DeltaGraph product line and other limited assets sales. Since inception, the Company has received approximately $23 million in proceeds from private sales of preferred stock, convertible debt and from the Company's two public offerings of common stock.

     The Company used net cash in operations of $3,231,000 in the nine-month period ended September 30, 1998 and $4,133,000 for the corresponding period of the prior year. Net cash used in 1998 consisted primarily of a net loss of $2,497,000. Net cash used in 1997 consisted primarily of a net loss of $4,699,000 offset by non-cash items and other working capital changes.

     Net cash used in financing activities totaled $316,000 in the nine month period ended September 30, 1998 primarily resulting from the repayment of notes payable totaling $350,000 resulting from the Inlet Technology Acquisition. Net cash provided by financing activities were insignificant during the nine-month period ended September 30, 1997. Net cash from financing activities in the first nine months of 1997 consisted of the exercise of stock options and the common stock issued in the Site Tech acquisition.

     During the nine-period ended September 30, 1998, the Company's capital expenditures related primarily to purchases of personal computers and computer workstations to support the Company's development work and other property and equipment. For the nine-month period ended September 30, 1998 the Company's capital expenditures totaled approximately $24,000. Net cash provided by investing activities during the nine months ended September 30, 1997 totaled $1,067,000 and primarily resulted from the DeltaGraph Disposition offset by property and equipment purchases.

     At September 30, 1998 the Company's cash and cash equivalents was $365,000. See "Factors That May Affect Future Results - Recent Losses and Expected Losses; Accumulated Deficit; - Going Concern Assumption, Future Capital Needs; No Assurance of Future Financing; and "--Dependence on Limited Number of Key
Personnel: Personnel Limitations: Ability to Manage Growth" To the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future and to continue to reduce operating expenses. In addition, the Company's actual capital needs will depend upon numerous factors, including the progress of the Company's software development activities and the amount of cash generated from operations, none of which can be predicted with certainty.

THE YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is currently assessing its exposure but believes that it has limited exposure to Year 2000 issues for the products it has sold.

     The Company has begun its assessment of its systems affected by the Year 2000 issue and anticipates that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates past December 31, 1999.

     There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

***FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit; Going Concern Assumptions; Future Capital Needs; No Assurance of Future Financing

     The Company incurred a net loss of $2,497,000 for the nine months ended September 30, 1998 and had an accumulated deficit of $24,334,000 as of September 30, 1998. In light of the Company's current cash and personnel constraints, unless the Company consummates an acceptable strategic option, it currently expects to incur operating losses indefinitely. There can be no assurance that the Company will not incur significant additional losses, will successfully identify a strategic option, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. Although the Company has taken measures to reduce its operating expenses and to identify a strategic option, to the extent the Company continues to incur losses or grows in the future, its operating and investing activities will use cash and, consequently, such losses or growth will require the Company obtain additional sources of financing in the future (including through possible asset sales) or to continue to further reduce operating expenses. There can be no assurance that additional financing can be obtained on acceptable terms or at all.

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

     At September 30, 1998 the Company's cash and cash equivalents totaled approximately $365,000. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements at its reduced level of operations only through December 1998. The Company has recently retained a financial advisory service to assist in exploring the Company's strategic options. There can be no assurance that any strategic option will be available to the Company on acceptable terms, or at all. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations and the progress of the

Company's ability to locate a strategic option or partner, none of which can be predicted with certainty. The Company has experienced in the past, and expects to continue to experience, operational difficulties and delays in product development and marketing activities due to working capital constraints. Any such difficulties or delays could have a materially adverse effect on the Company's business, financial condition and results of operations.


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

     As a result of its cash constraints during most of 1997 and continuing through September 30, 1998 and in connection with its focus on Internet software products and its reduced level of operations, the Company has previously rationalized its workforce, including administrative and engineering resources. Recently, the Company took several steps in order to conserve its cash balances. In order to conserve its cash balances, in May 1998, the Company rationalized its workforce significantly by reducing its headcount from 33 to 11. The Company's previous and recent workforce rationalization has challenged, and will continue to challenge, the Company's management and operations, including its sales and marketing, customer support, research and development and finance and administrative operations. The failure to attract and retain adequate levels of engineering, sales and marketing and other resources needed to timely respond to customer needs or market conditions or to develop products to address target markets would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Distribution Risks; Substantial Reseller Customer Concentration" and "Rapid Technological Change; Risk of Product Delays; Risk of Product Defects." See "Management's Discussion and Analysis of Financial Condition and Plan of Operations."

Dependence on Internet Software Products and Related Strategy; Dependence on Continued Emergence of Internet Software Market.

     Prior to 1996, the Company derived substantially all of its product revenues from licenses of DeltaGraph charting and graphics software products. With the DeltaGraph Disposition, the Company's future operating results will depend on the successful development, introduction and commercial acceptance of the Company's Internet software products. The Company's current Internet software products consist of: QuickSite 1.0, its Web page creation and site management product introduced in February 1996; WebTools, its Web publishing capability tool introduced in March 1996; WebAnimator, its multimedia authoring tool for the Web introduced in July 1996; and QuickSite Developer's Edition, its enhanced version of QuickSite for Web site developers and corporate Intranet developers introduced in September 1996; QuickSite 2.5, its updated version of QuickSite 1.0, introduced in May 1997; SiteSweeper 2.0, its quality control product for the Web professional; QuickSite 3.0, its updated version of QuickSite 2.5, introduced in March 1998; SiteMaster 4.0 its client/server, multi-authoring, dynamic site development and management product and SiteSweeper
2.0 Enterprise Edition, its enterprise edition of its quality control product for the Web professional was released in May 1998. The Company's future operating results are dependent on the commercial acceptance of the products targeted at the SMB and enterprise department user markets and the size of these markets. There can be no assurance that the Company's strategy of targeting SMB and enterprise department user markets will be successful and that the Company can successfully manage the introduction and distribution of new versions of its existing Internet software products or any other potential products will achieve significant market acceptance, particularly in light of the Company's minimal operations and activities. Failure of any of the Company's existing or potential products (particularly those targeted at the SMB and enterprise department user markets) to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation. See "--Risks Associated with Site Tech

Acquisition and Inlet Technology Acquisition; General Acquisition Risks" and "--Distribution Risk; Substantial Reseller Customer Concentration."

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

     The Company frequently evaluates potential acquisitions and may consider an acquisition or a strategic option. The success of any acquisition could depend not only upon the ability of the Company to acquire such businesses, products and technologies on a cost-effective basis, but also upon the ability of the Company to integrate the acquired operations or technologies effectively into its organization, to retain and motivate key personnel of the acquired businesses, and to retain the significant customers of the acquired businesses. Any acquisition, depending upon its size, could result in use of a significant portion of the Company's cash, or if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's shareholders. Moreover, such transactions involve the diversion of substantial management resources and evaluation of such opportunities requires substantial diversion of administrative, marketing and sales and engineering and technological resources. In addition, such transactions could result in large one-time write-offs or the creation of goodwill or other intangible assets that would result in amortization expense. For example, in the quarter ended September 30, 1997 and the quarter ended December 31, 1997, the Company expensed a significant portion of the Site Tech purchase price and the Inlet purchase price, respectively, because the acquired technology had not reached technological feasibility. The failure to successfully evaluate, negotiate, effect and integrate acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has introduced products targeted at the SMB and enterprise department user markets. Successful development of products targeted at the SMB and enterprise department user markets will depend in part on the Company's ability to successfully integrate the technology acquired in the Site Tech Acquisition and the Inlet Technology Acquisition. See "--Risks Associated with Inlet Technology Acquisition and Site Tech Acquisition; General Acquisition Risks." In addition, the Company has not historically sold products targeted at these markets and, in order to do so, must develop a sales and marketing department with specialized expertise in the development of VAR, OEM and ISP relationships to provide SMB and enterprise department users Internet software solutions. Based on the Company's restricted operations and marketing activities, there can be no assurance that the Company will be able to develop such a sales and marketing team on a timely basis or at all. In addition, this market is competitive and there can be no assurance that the Company will be successful in establishing significant relationships with VARs, OEMs or ISPs or, if developed, there can be no assurance as to amount of support that the Company's products will receive from these VARs, OEMs or ISPs who may offer products that compete with the Company's products. See "--Competition." To the extent that the Company succeeds in its strategy to target the SMB and enterprise department user markets, among other things, the Company's results of operations may be subject to greater or different fluctuations as a result of potentially larger individual product sales, a longer sales cycle and longer payment terms.

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

De-listing from Nasdaq SmallCap Market; Potential Delisting from Pacific Exchange; Possible Inability of Principal Market Maker to Make a Market in the Company's Common Stock

     The Company's Common Stock was quoted on the Nasdaq SmallCap Market from December 1995 until March 18, 1997 and is currently traded on the Pacific Exchange (formerly the Pacific Stock Exchange) and quoted on the OTC Bulletin Board and the "pink sheets." The Common Stock was delisted from the Nasdaq SmallCap Market effective March 19, 1997 because of Nasdaq's determination that the Company failed to maintain certain requirements for continued listing. The shares of Common Stock are currently quoted on the Pacific Exchange. The Company has been notified by the Pacific Exchange that it may take action to delist the shares of Common Stock as a result of, among other things, the Company's failure to maintain a minimal level stock price. As a result of the foregoing, it is more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. In addition, because the Company's Common Stock was removed from the Nasdaq SmallCap Market and its market price is less than $5.00 per share, it is subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market and the applicability of such "penny stock" rules has adversely affected the ability and willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. While the Company intends to apply for relisting on the Nasdaq SmallCap Market should it ever satisfy the conditions of listing and intends to take actions to prevent delisting from the Pacific Exchange, there can be no assurance that relisting will occur or that delisting will not occur in the future. Even if the Company achieves relisting for the Common Stock on the Nasdaq SmallCap Market, the liquidity of the Common Stock will remain limited as the Nasdaq SmallCap Market and the Pacific Exchange are a significantly less liquid markets then the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market (if relisted) and the Pacific Exchange, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market and the Pacific Exchange.

     In addition to being adversely impacted by poor operating results and cash constraints, the trading price and liquidity of the Company's stock has been adversely impacted by the lack of a significant market maker. In September 1998, H.J. Meyers & Co., the principal market maker for the Company's stock, ceased operations. The Company does not know when it will be able to replace H.J. Meyers & Co., and the lack of a significant market maker will continue to adversely impact the liquidity and market price of the Company's stock.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (A) LIST OF EXHIBITS

                  27.1 Financial Data Schedule

--------

--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SITE TECHNOLOGIES, INC.


                                       By: /s/ Jeffrey F. Ait
                                           -------------------------------------
                                           Jeffrey F. Ait
                                           Chief Executive Officer and
                                           Chief Financial Officer and
                                           (Principal Accounting Officer)

Date:  November 9, 1998

                                EXHIBIT INDEX


Exhibit
Number                        Description
-------       ------------------------------------------

 27.1            Financial Data Schedule